Form 10-Q
period 1996-04-30
ULTIMATE ELECTRONICS INC
filed 1996-06-13
CIK 911626

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended April 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Transition Period From _______________ to ________________

                          Commission file number 0-22532

                            ULTIMATE ELECTRONICS, INC.
              (Exact name of registrant as specified in its charter)


                DELAWARE                               84-0585211

     (State or other jurisdiction of                (I.R.S. employer
      incorporation or organization)               identification no.)


                321A WEST 84TH AVENUE, THORNTON, COLORADO  80221
               (Address of principal executive offices, zip code)

                                (303) 412-2500
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  X        NO
                               ---          ---

The number of outstanding shares of Common Stock as of June 7, 1996 was 6,995,000.

                          ULTIMATE ELECTRONICS, INC.

                                  FORM 10-Q

                                    INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):                             PAGE NO.
                                                                       --------

         Condensed Balance Sheets as of April 30, 1996 and
         January 31, 1996 ..........................................      3

         Statements of Operations for the three months ended
         April 30, 1996 and April 30, 1995 .........................      4

         Condensed Statements of Cash Flows for the three months
         ended April 30, 1996 and April 30, 1995 ...................      5

         Notes to Condensed Financial Statements ...................      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .......................    7-8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .........................................      9

Item 2.  Changes in Securities .....................................      9

Item 3.  Defaults Upon Senior Securities ...........................      9

Item 4.  Submission of Matters to a Vote of Security Holders .......      9

Item 5.  Other Information .........................................      9

Item 6.  Exhibits and Reports on Form 8-K ..........................      9

ITEM 1.


                              ULTIMATE ELECTRONICS, INC.
                              CONDENSED BALANCE  SHEETS

                               (AMOUNTS IN THOUSANDS)

                                          (Unaudited)
                                            April 30,     January 31,
                                              1996           1996
                                          -----------     -----------

ASSETS:

Current assets:
   Cash and cash equivalents               $    354       $    979
   Accounts receivable                       14,664         16,406
   Merchandise inventories                   41,478         38,053
   Other assets                               1,150          1,147
                                           --------       --------
     Total current assets                    57,646         56,585

Property and equipment, net                  43,112         41,503
Property under capital
 leases, including related
 parties, net                                 1,217          1,283
Other assets                                  1,073          1,095
                                           --------       --------
Total assets                               $103,048       $100,466
                                           --------       --------
                                           --------       --------


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Accounts payable                        $ 22,635       $ 16,972
   Other current liabilities                  4,106          8,618
                                           --------       --------
     Total current liabilities               26,741         25,590

Notes payable                                20,000         18,000
Bonds payable                                13,000         13,000
Term loans                                    1,126            996
Capital lease obligations,
 including related parties                    1,226          1,295
Deferred tax liability                          690            667

Commitments

Stockholders' equity:
   Preferred Stock, par value
    $.01 per share
      Authorized shares -10,000,000
      No shares issued and outstanding          --             --
   Common Stock, par value $.01 per
    share
      Authorized shares - 10,000,000
      Issued and outstanding shares,
       6,995,000 at April 30, 1996 and
       January 31, 1996                          70             70
   Additional paid-in capital                31,009         31,009
   Retained earnings                          9,186          9,839
                                           --------       --------
     Total stockholders' equity              40,265         40,918
                                           --------       --------
Total liabilities and stockholders'
 equity                                    $103,048       $100,466
                                           --------       --------
                                           --------       --------

See accompanying notes.

                            ULTIMATE ELECTRONICS, INC.
                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     Three Months Ended
                                                          April 30,
                                                  --------------------------
                                                    1996             1995
                                                                  (Restated)
                                                  --------        ----------

Net sales                                         $ 59,615        $ 48,395

Cost of goods sold                                  44,714          35,358
                                                  ---------        -------
Gross profit                                        14,901          13,037

Selling, general and
 administrative expenses                            15,194          11,866
                                                  ---------        -------
Income (loss) from operations                         (293)          1,171
Interest expense on debt and capital leases            743             309
                                                  ---------        -------
Income (loss) before income taxes                   (1,036)            862
Provision (benefit) for income taxes                  (383)            318
                                                  ---------        -------
Net income (loss)                                 $   (653)       $    544
                                                  ---------        -------
                                                  ---------        -------

Earnings (loss) per share of common stock         $   (.09)            .10
Weighted average shares outstanding                  6,995           5,543

As previously reported (Note 3):
   Income from operations                                         $  1,245
   Net income                                                          590
   Earnings per share                                                  .11


See accompanying notes.

                           ULTIMATE ELECTRONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                            (AMOUNTS IN THOUSANDS)

                                                 Three Months Ended
                                                      April 30,
                                             ---------------------------
                                               1996               1995
                                             --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash used in operating activities        $   (78)           $(3,480)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment, net      (2,663)            (5,268)


CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from note payable                 2,000              3,500
Net proceeds from bonds payable                 --               13,000
Proceeds from term loans                         225               --
Principal payments on term loans and
 capital lease obligations                      (109)              (100)
                                             -------            -------
Net cash provided by financing
 activities                                    2,116             16,400
                                             -------            -------
Net increase (decrease) in
 cash and cash equivalents                      (625)             7,652

Cash and cash equivalents at
 beginning of period                             979              2,238
                                             -------            -------
Cash and cash equivalents at end
 of period                                   $   354              9,890
                                             -------            -------
                                             -------            -------

See accompanying notes.

                              ULTIMATE ELECTRONICS, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)

                                   APRIL 30, 1996


1.  ACCOUNTING POLICIES

    The Company's unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending January 31, 1997. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of individual consumers during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended January 31, 1996.


2.  EARNINGS PER SHARE OF COMMON STOCK

    Earnings per share of common stock for the three months ended April 30, 1996 and 1995 are based on (i) 6,995,000 and 5,500,000 outstanding shares of common stock and (ii) 0 and 42,841 outstanding shares of common stock, respectively, to give effect to the potential exercise of options under the Company's stock option plans.

3.  PREOPENING EXPENSES

    In the fourth quarter of fiscal 1996, the Company changed its method of accounting for preopening expenses. The Company now expenses preopening costs as incurred rather than capitalizing such costs and amortizing them over twelve months for a new store and over six months for a remodeled store. The Company believes this new method is preferable because it results in a more conservative presentation of the Company's financial position and results of operations and is the most commonly used method of accounting for preopening expenses among other companies in the consumer electronics industry. The quarterly results for the three months ended April 30, 1995 have been restated to reflect this change in accounting method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended April 30, 1996 increased 23% to $59.6 million from $48.4 million for the three months ended April 30, 1995. The increase in sales during this period was due primarily to the opening of new stores in Nevada, Utah, Idaho and Oklahoma since April 1995. Comparable store sales decreased 9% for the three months ended April 30, 1996 compared to a 2% increase in comparable store sales for the three months ended April 30, 1995. The decrease in comparable store sales was due in part to a continuing sluggish retail environment, increased competition in the Company's markets and the opening of new stores within markets the Company already serves, which openings adversely affected sales at existing stores in these markets.

Gross profit for the three months ended April 30, 1996 increased 14% to $14.9 million (25.0% of net sales) from $13.0 million (26.9% of net sales) for the three months ended April 30, 1995. The decrease in gross profit as a percentage of sales was primarily attributable to markdowns of discontinued and promotional computer products.

Selling, general and administrative expenses for the three months ended April 30, 1996 increased to $15.2 million (25.5% of net sales) from $11.9 million (24.5% of net sales) for the three months ended April 30, 1995. Selling, general and administrative expenses increased as a percentage of net sales due primarily to higher advertising and promotion costs associated with discontinued and promotional computer products.

As a result of the foregoing, the Company reported a loss from operations of $293,000 or 0.5% of net sales for the three months ended April 30, 1996, compared to income from operations of $1.2 million or 2.4% of net sales for the three months ended April 30, 1995.

Interest expense increased from $309,000 for the three months ended April 30, 1995 to $743,000 for the three months ended April 30, 1996 due to higher average amounts outstanding under the Company's revolving line of credit and the bonds from the Bond Offering (as defined below) during the three months ended April 30, 1996, and a higher amount of interest capitalization during the three months ended April 30, 1995 for the construction of new stores and the Company's Thornton Facility (as defined below).


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of liquidity have been net cash from operations and from revolving credit lines and term loans. Over the last two and one-half years, the Company has expanded its operations outside Colorado and now operates stores in six states. The Company has funded this expansion in part through two public offerings of its common stock. The Company's initial public offering in October 1993 resulted in proceeds of $18.2 million (net of underwriting discounts). The Company completed a second offering of its common stock in November 1995 and received proceeds of $12.7 million (net of underwriting discounts).

In March 1995, the Company received proceeds of $12.3 million (net of the underwriting discount and other associated costs) from the sale of $13.0 million aggregate principal amount of 10.25% First Mortgage Bonds (the "Bond Offering"). The proceeds of the Bond Offering were used to fund a substantial portion of the construction of the Company's new warehouse, office, service and store facility in Thornton, Colorado (the "Thornton Facility"). Interest on the bonds accrues at the rate of 10.25% per year until maturity or earlier redemption. The Company is required to redeem $3.25 million aggregate principal amount of the bonds annually (reduced to the extent of the bonds purchased or redeemed by the Company earlier) on January 31, 2002 and on January 31 of each of the three years thereafter, at a redemption price equal to par plus accrued interest to the date of redemption. The bonds are not redeemable prior to March 31, 2000 and are secured by the Thornton Facility.

Net cash used in operations was $78,000 for the three months ended April 30, 1996 compared to net cash used in operations of $3.5 million for the three months ended April 30, 1995. The decrease in net cash used in operations was due in part to a significant curtailing of the Company's purchases prior to the end of the fourth quarter of fiscal 1996 due to excess inventory levels in the mid portion of the fourth quarter, resulting in a lower balance of accounts payable at January 31, 1996.

The Company intends to continue its expansion into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with the larger Ultimate Electronics store format. In fiscal 1997, the Company intends to relocate and expand three of its Colorado stores to the larger Ultimate Electronics store format. In fiscal 1998, the Company expects to relocate and expand two to three Colorado stores into the larger store format and will continue its expansion into new markets as business conditions allow.

The Company's primary capital requirements are directly related to expenditures for new store openings and the remodeling and upgrading of existing store locations. All stores opened in the last two fiscal years have been leased. Capital expenditures to open these new stores have averaged $1.5 to $2.0 million, excluding preopening costs ranging from $300,000 to $600,000. Capital expenditures to relocate and expand existing stores in fiscal 1997 are expected to average $1.8 to 2.0 million per store, excluding preopening expenses ranging from $100,000 to $300,000. Preopening costs include such items as advertising prior to opening, recruitment and training of new employees and any costs of early termination of store leases. Effective February 1, 1995, the Company changed its method of accounting for preopening expenses and began expensing preopening costs as incurred prior to the opening of a new store or relocation of an existing store. The initial inventory requirement for the Company's new larger format stores averages approximately $2.0 million per store, approximately $1.0 million of which is expected to be financed through trade credit.

The Company executed a revolving line of credit agreement with Norwest Bank Colorado, N.A. and First Security Bank of Utah, N.A. on July 24, 1995, pursuant to which the banks will lend the Company up to the lesser of $25.0 million or 65% of the value of the Company's trade inventory through June 30, 1997. Borrowings under this credit facility in the amount of $20.0 million were outstanding as of April 30, 1996.

The Company believes that its cash flow from operations and borrowings under available credit facilities will be sufficient to fund the Company's operations and its store relocation plans for fiscal 1997. There can be no assurance that the Company will not experience significant delays, cost overruns or completion problems in connection with the relocation of existing stores. Moreover, there can be no assurance that the capital requirements for the Company's stores will not exceed the Company's current estimates. In order to fund the capital requirements for its anticipated expansion plans beyond fiscal 1997, the Company will be required to seek additional financing, which may take the form of expansion of its existing credit facility or possibly additional debt or equity financings. There can be no assurance that the Company will be able to obtain such funds on favorable terms, if at all.

The Company's business is affected by seasonal consumer buying patterns. As is the case with other retailers, the Company's sales and profits have been greatest in the fourth quarter (which includes the Christmas selling season). If, for any reason, the Company's sales were to be substantially below expectations during these months, the Company's annual results would be affected in an adverse and disproportionate manner. Operating results are dependent upon a number of factors, including discretionary consumer spending, which is in turn affected by local, regional or national economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates and taxation. The Company's quarterly results of operations may fluctuate significantly as a result of a number of factors, including the timing of new or relocated and expanded store openings and related expenses, the success of new stores and the impact of new stores on existing stores, among others. As the Company has opened additional stores or relocated and expanded stores within markets it already serves, sales at existing stores have been adversely affected. Such adverse effects may occur in the future. The Company's quarterly operating results also may be affected by increases in merchandise costs, price changes in response to competitive factors, new and increased competition, product availability and the costs associated with the opening of new stores.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         From time to time, the Company is a party to certain legal proceedings arising in the ordinary course of its business. Management believes that any resulting liability, individually or in the aggregate, will either be covered by insurance or will not have a material adverse effect on the Company's financial condition.

ITEM 2.  CHANGES IN SECURITIES.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

             Documents filed with this report:

             None.

         (b) Reports on Form 8-K:

             None.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Ultimate Electronics, Inc.



Date:  JUNE 13, 1996                BY:   /s/ ALAN E. KESSOCK
       -------------------                ------------------------------------
                                          Alan E. Kessock
                                          Vice President - Finance and
                                          Administration, Secretary, Treasurer
                                          and a Director (Principal Financial
                                          Officer)