Form 10-Q
period 1996-07-31
ULTIMATE ELECTRONICS INC
filed 1996-10-21
CIK 911626

                          United States
               Securities and Exchange Commission
                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended July 31, 1996

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Transition Period From ______________ to ______________


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

The number of outstanding shares of Common Stock as of August 31, 1996 was 6,995,000.

                          ULTIMATE ELECTRONICS, INC.

                                  FORM 10-Q

                                    INDEX



PART I.   FINANCIAL INFORMATION

                                                                                 Page No.
Item 1.   Financial Statements (Unaudited):

          Condensed Balance Sheets as of July 31, 1996 and January 31, 1996 . . . .   3

          Statements of Operations for the three and six months ended July 31,
          1996 and July 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . .   4

          Condensed Statements of Cash Flows for the six months ended July 31,
          1996 and July 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . .   5

          Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . .   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . 7-9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . .  10

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . .  10

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .  11

ITEM 1.


                          ULTIMATE ELECTRONICS, INC.
                           CONDENSED BALANCE SHEETS

                            (amounts in thousands)

                                                                 (Unaudited)
                                                                    July 31,     January 31,
                                                                     1996           1996
                                                                 -----------     -----------
ASSETS:
Current assets:
  Cash and cash equivalents                                      $      174      $     979
  Accounts receivable                                                12,641         16,406
  Merchandise inventories                                            39,935         38,053
  Other assets                                                        1,066          1,147
                                                                 ----------      ---------
      Total current assets                                           53,816         56,585

Property and equipment, net                                          42,513         41,503
Property under capital leases, including related parties, net         1,151          1,283
Other assets                                                          1,052          1,095
                                                                 ----------      ---------
Total assets                                                     $   98,532      $ 100,466
                                                                 ----------      ---------
                                                                 ----------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                               $   16,897      $  16,972
  Other current liabilities                                           5,273          8,618
                                                                 ----------      ---------
      Total current liabilities                                      22,170         25,590

Notes payable                                                        20,000         18,000
Bonds payable                                                        13,000         13,000
Term loans                                                            1,062            996
Capital lease obligations, including related parties                  1,155          1,295
Deferred tax liability                                                  700            667

Commitments

Stockholders' equity:
  Preferred Stock, par value $.01 per share
    Authorized shares 10,000,000
    No shares issued and outstanding                                      -              -
  Common Stock, par value $.01 per share
    Authorized shares - 10,000,000
    Issued and outstanding shares, 6,995,000
    at July 31, 1996 and January 31, 1996                                70             70
  Additional paid-in capital                                         31,009         31,009
  Retained earnings                                                   9,366          9,839
                                                                 ----------      ---------
      Total stockholders' equity                                     40,445         40,918
                                                                 ----------      ---------
Total liabilities and stockholders' equity                       $   98,532      $ 100,466
                                                                 ----------      ---------
                                                                 ----------      ---------


See accompanying notes.

                            ULTIMATE ELECTRONICS, INC.
                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                   (amounts in thousands, except per share data)

                                      Three Months Ended      Six Months Ended
                                            July 31,              July 31,
                                      ------------------    --------------------
                                        1996       1995       1996        1995
                                      -------    -------    --------    --------
Net sales                             $57,144    $52,398    $116,759    $100,793
Cost of goods sold                     41,410     37,746      86,123      73,104
                                      -------    -------    --------    --------
Gross profit                           15,734     14,652      30,636      27,689
Selling, general and
 administrative expenses               14,594     13,302      29,789      25,094
                                      -------    -------    --------    --------
Income (loss) from operations           1,140      1,350         847       2,595
Interest expense on debt and
 capital leases                           854        466       1,597         775
                                      -------    -------    --------    --------
Income (loss) before income taxes         286        884        (750)      1,820
Provision (benefit) for income taxes      106        327        (277)        673
                                      -------    -------    --------    --------
Net income (loss)                     $   180    $   557    $   (473)   $  1,147
                                      -------    -------    --------    --------
                                      -------    -------    --------    --------

Pro forma information:
  Historical income before effect
   of change in accounting method                $   557                $  1,147
  Pro forma effect of change in
   accounting method, net of taxes                   110                      65
                                                 -------                --------
  Pro forma net income                           $   667                $  1,212
                                                 -------                --------
                                                 -------                --------

Earnings (loss) per share of
 common stock                         $   .03    $   .10    $   (.07)   $    .21
Pro forma earnings per share of
 common stock                               -        .12           -         .22
Weighted average shares
 outstanding                            6,995      5,559       6,995       5,551


   See accompanying notes.

                         ULTIMATE ELECTRONICS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                        (amounts in thousands)

                                                         Six Months Ended
                                                            July 31,
                                                       -------------------
                                                         1996       1995
                                                       -------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in)
 operating activities                                  $   362    $ (6,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                     (3,161)    (11,305)
Proceeds from sales of property
 and equipment                                               -       5,454
                                                       -------    --------
Net cash used in investing activities                   (3,161)     (5,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from note payable                           2,000       3,245
Net proceeds from bonds payable                              -      13,000
Proceeds from term loans                                   225           -
Principal payments on term loans and capital
 lease obligations                                        (231)       (202)
                                                       -------    --------
Net cash provided by financing activities                1,994      16,043
                                                       -------    --------
Net increase (decrease) in cash and cash equivalents      (805)      3,264

Cash and cash equivalents at beginning of period           979       2,238
                                                       -------    --------
Cash and cash equivalents at end of period             $   174    $  5,502
                                                       -------    --------
                                                       -------    --------


    See accompanying notes.

                         ULTIMATE ELECTRONICS, INC.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

                                JULY 31, 1996


1.  ACCOUNTING POLICIES

    The Company's unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the six month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending January 31, 1997. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of individual consumers during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended January 31, 1996.

2.  EARNINGS PER SHARE OF COMMON STOCK

    Earnings per share of common stock are based on (A) 6,995,000 and $5,500,000 outstanding shares for the three and six months ended July 31, 1996, and 1995, respectively, and (B) in order to give effect to the potential exercise of options under the Company's stock option plans, (i) no outstanding shares for the three and six months ended July 31, 1996, respectively, and (ii) 58,919 and 50,891 outstanding shares for the three and six months ended July 31, 1995, respectively.

3.  CHANGE IN ACCOUNTING METHOD FOR PREOPENING EXPENSES

    In the fourth quarter of fiscal 1996, the Company changed its method of accounting for preopening expenses. The Company now expenses preopening costs as incurred rather than capitalizing such costs and amortizing them over twelve months for a new store and over six months for a remodeled store. The Company believes this new method is preferable because it results in a more conservative presentation of the Company's financial position and results of operations and is the most commonly used method of accounting for preopening expenses among other companies in the consumer electronics industry. The quarterly results for the three month and six months ended July 31, 1995 have been restated to reflect this change in accounting method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations and the financial statements and accompanying notes contain forward-looking information which is subject to risks and uncertainties, including, but not limited to, increases in promotional activities of competitors, changes in consumer buying attitudes, the presence or absence of new products or product features in the Company's merchandise categories, changes in vendor support for advertising and promotional programs, changes in the Company's merchandise sales mix and economic conditions.

RESULTS OF OPERATIONS

Net sales for the three months ended July 31, 1996 increased 9% to $57.1 million from $52.4 million for the three months ended July 31, 1995. Net sales for the six months ending July 31, 1996 increased 16% to $116.8 million from $100.8 million for the six months ended July 31, 1995. The increase in sales during this period was due primarily to the opening of new stores in Nevada, Utah, Idaho and Oklahoma since April 1995. Comparable store sales decreased 16% and 12% for the three and six months ended July 31, 1996, respectively, compared to a 12% and 7% increase in comparable store sales for the three and six months ended July 31, 1995, respectively. The decrease in comparable store sales for the three and six month period ending July 1996 was due in part to a continuing sluggish retail environment and the grand openings of competitors' stores within markets the Company already serves, which openings adversely affected sales at existing stores in these markets.

Gross profit for the three months ended July 31, 1996 increased 7% to $15.7 million (27.6% of net sales) from $14.7 million (28.0% of net sales) for the three months ended July 31, 1995. Gross profit for the six months ended July 31, 1996 increased 10% to $30.6 million (26.2% of net sales) from $27.7 million (27.5% of net sales) for the six months ended July 31, 1995. The decrease in gross profit as a percentage of net sales was primarily attributable to a higher mix of sales of discontinued and promotional computer products.

Selling, general and administrative expenses for the three months ended July 31, 1996 increased to $14.6 million (25.5% of net sales) from $13.3 million (25.4% of net sales) for the three months ended July 31, 1995. Selling, general and administrative expenses for the six months ending July 31, 1996 increased to $29.8 million (25.5% of net sales) from $25.1 million (24.9% of net sales) for the six months ended July 31, 1995. Selling, general and administrative expenses increased as a percentage of net sales due primarily to higher advertising and promotional costs associated with discontinued and promotional computer products. The Company has addressed this trend during fiscal year 1997 by reducing support staff where appropriate, changing the sales commission structure and reducing variable expenses throughout the Company.

As a result of the foregoing, income from operations decreased 16% to $1.1 million or 2.0% of net sales for the three months ended July 31, 1996, compared to income from operations of $1.3 million or 2.6% of net sales for the three months ended July 31, 1995. Income from operations decreased 67% to $847,000 (.7% of net sales) for the six months ended July 31, 1996 from $2.6 million (2.6% of net sales) for the six months ended July 31, 1995.

Interest expense increased to $854,000 and $1.6 million for the three and six months ended July 31, 1996, respectively, from $466,000 and $775,000 for the three and six months ended July 31, 1995, respectively, due to higher average amounts outstanding under the Company's revolving line of credit used for new store expansion over the past year and additional interest expense from the Bond Offering (as defined below) used for the construction the Company's Thornton Facility (as defined below).

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of liquidity have been net cash from operations and from revolving credit lines and term loans. Over the last three years, the Company has expanded its operations outside Colorado and now operates stores in six states. The Company has funded this expansion in part through two public offerings of its common stock. The Company's initial public offering in October 1993 resulted in proceeds of $18.2 million (net of underwriting discounts and expenses). The Company completed a second offering of its common stock in November 1995 and received proceeds of $12.7 million (net of underwriting discounts and expenses).

In March 1995, the Company received proceeds of $12.3 million (net of the underwriting discount and other associated costs) from the sale of $13.0 million aggregate principal amount of 10.25% First Mortgage Bonds (the "Bond Offering"). The proceeds of the Bond Offering were used to fund a substantial portion of the construction of the Company's warehouse, office, service and store facility in Thornton, Colorado (the "Thornton Facility"). Interest on the bonds accrues at the rate of 10.25% per year until maturity or earlier redemption. The Company is required to redeem $3.25 million aggregate principal amount of the bonds annually (reduced to the extent of the bonds purchased or redeemed by the Company earlier) on January 31, 2002 and on January 31 of each of the three years thereafter, at a redemption price equal to par plus accrued interest to the date of redemption. The bonds are not redeemable prior to March 31, 2000 and are secured by the Thornton Facility.


Net cash provided by operations was $362,000 for the six months ended July 31, 1996 compared to net cash used in operations of $6.9 million for the six months ended July 31, 1995. The cash used in operations for the six months ending
July 31, 1996 was due to increased inventory levels resulting from both the Company's expansion and increased sales.

As business conditions allow, the Company intends to continue its expansion into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with the larger Ultimate Electronics store format. During the remainder of fiscal 1997, the Company intends to relocate and expand two of its Colorado stores to the larger Ultimate Electronics store format. In fiscal 1998, the Company expects to relocate and expand two to three Colorado stores into the larger store format and may continue its expansion into new markets.

The Company's primary capital requirements are directly related to expenditures for new store openings and the remodeling and upgrading of existing store locations. All stores, with the exception of the Thornton Facility, opened in the last two fiscal years have been leased. Capital expenditures to open these new stores have averaged $1.5 to $2.0 million, excluding preopening costs ranging from $300,000 to $600,000. Capital expenditures to relocate and expand existing stores in fiscal 1997 are expected to average $1.8 to 2.0 million per store, excluding preopening expenses ranging from $100,000 to $300,000. Preopening costs include such items as advertising prior to opening, recruitment and training of new employees and any costs of early termination of store leases. Effective February 1, 1995, the Company changed its method of accounting for preopening expenses and began expensing preopening costs as incurred prior to the opening of a new store or relocation of an existing store. The initial inventory requirement for the Company's new larger format stores averages approximately $2.0 million per store, approximately $1.0 million of which is expected to be financed through trade credit.

The Company executed a revolving line of credit agreement with Norwest Bank Colorado, N.A. and First Security Bank of Utah, N.A. on July 24, 1995, pursuant to which the banks will lend the Company up to the lesser of $25.0 million or 65% of the value of the Company's trade inventory through June 30, 1997. Borrowings under this credit facility in the amount of $20.0 million were outstanding as of July 31, 1996.

The Company believes that its cash flow from operations and borrowings under available credit facilities will be sufficient to fund the Company's operations and its store relocation plans for fiscal 1997. There can be no assurance that the Company will not experience significant delays, cost overruns or completion problems in connection with the relocation of existing stores. Moreover, there can be no assurance that the capital requirements for the Company's stores will not exceed the Company's current estimates. In order to fund the capital requirements for its anticipated expansion plans beyond fiscal 1997, the Company will be required to seek additional financing, which may take the form of expansion of its existing credit facility or possibly additional debt or equity financing. There can be no assurance that the Company will be able to obtain such funds on favorable terms, if at all.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders of Ultimate Electronics, Inc. was held on June 11, 1996. At the meeting, David J. Workman and Randall
         F. Bellows were elected as Class II directors for a three-year term expiring at the 1999 Annual Meeting. William J. Pearse, Alan E. Kessock and Robert W. Beale continue their respective terms as directors of the Company

         The matters voted upon and passed at the Meeting were (i) the election of the above noted directors (ii) a proposal to increase the number of shares of common stock authorized for issuance under the Company's Employee Stock Option Plan ("the Employees' Plan") from 700,000 shares to 900,000 shares and (iii) the ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending January 31, 1997. The results of the voting on these matters is outlined in the following table.

                                                   VOTES      VOTES      VOTES
                PROPOSAL                            FOR      AGAINST   ABSTAINED
          ----------------------------------------------------------------------
          Election of  Directors:
            David J. Workman                     6,216,490       -      291,147
            Randall F. Bellows                   6,217,067       -      290,570

          Increase in shares authorized for
          issuance under the Employees' Plan     5,934,364   627,488     20,785

          Ratification of Ernst & Young LLP      6,483,206    11,370     13,061


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

                                      Ultimate Electronics, Inc.




Date:    September 13, 1996           By: /s/ ALAN E. KESSOCK
     ---------------------------         -----------------------------
                                          Alan E. Kessock
                                          Vice President - Finance and
                                          Administration, Secretary,
                                          Treasurer and a Director
                                          (Principal Financial Officer)