Form 10-Q
period 1996-10-31
ULTIMATE ELECTRONICS INC
filed 1996-12-13
CIK 911626

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Quarterly Period Ended October 31, 1996

                                      or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the Transition Period From __________ to __________



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

                            YES   X       NO
                                -----        -----

The number of outstanding shares of Common Stock, $.01 par value, as of December 6, 1996 was 6,995,000.

                          ULTIMATE ELECTRONICS, INC.

                                   FORM 10-Q

                                    INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):                              Page No.

         Condensed Balance Sheets as of October 31, 1996
         and January 31, 1996............................................   3

         Statements of Operations for the three and
         nine months ended October 31, 1996 and
         October 31, 1995................................................   4

         Condensed Statements of Cash Flows for the
         nine months ended October 31, 1996 and
         October 31, 1995................................................   5

         Notes to Condensed Financial Statements.........................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................... 7-9


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings...............................................  10

Item 2.  Changes in Securities...........................................  10

Item 3.  Defaults Upon Senior Securities.................................  10

Item 4.  Submission of Matters to a Vote of Security Holders.............  10

Item 5.  Other Information...............................................  10

Item 6.  Exhibits and Reports on Form 8-K................................  10

ITEM 1.


                           ULTIMATE ELECTRONICS, INC.
                            CONDENSED BALANCE SHEETS

                             (amounts in thousands)


                                                 October 31,    January 31,
                                                    1996           1996
                                                 -----------    -----------
                                                 (Unaudited)
ASSETS:

Current assets:
  Cash and cash equivalents                       $  1,283       $    979
  Accounts receivable                               14,103         16,406
  Merchandise inventories                           42,868         38,053
  Other assets                                       1,037          1,147
                                                  --------       --------
    Total current assets                            59,291         56,585

Property and equipment, net                         44,674         41,503
Property under capital leases,
 including related parties, net                      1,085          1,283
Other assets                                         1,083          1,095
                                                  --------       --------
Total assets                                      $106,133       $100,466
                                                  --------       --------
                                                  --------       --------


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                $ 22,898       $ 16,972
  Other current liabilities                          5,771          8,618
                                                  --------       --------
    Total current liabilities                       28,669         25,590

Notes payable                                       21,000         18,000
Bonds payable                                       13,000         13,000
Term loan                                              995            996
                                                     1,083          1,295
Capital lease obligations, including
 related parties                                       752            667
Deferred tax liability

Commitments

Stockholders' equity:
  Preferred Stock, par value $.01 per share
    Authorized shares - 10,000,000
    No shares issued and outstanding                  -              -
  Common Stock, par value $.01 per share
    Authorized shares - 10,000,000
    Issued and outstanding shares, 6,995,000
    at October 31, 1996 and January 31, 1996            70             70
  Additional paid-in capital                        31,009         31,009
  Retained earnings                                  9,555          9,839
                                                  --------       --------
    Total stockholders' equity                      40,634         40,918
                                                  --------       --------
 Total liabilities and stockholders' equity       $106,133       $100,466
                                                  --------       --------
                                                  --------       --------


  See accompanying notes.

                           ULTIMATE ELECTRONICS, INC.
                            STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                 (amounts in thousands, except per share data)


                                                Three Months Ended      Nine Months Ended
                                                    October 31,            October 31,
                                                ------------------    --------------------
                                                  1996       1995       1996        1995
                                                -------    -------    --------    --------
Net sales                                       $60,772    $62,547    $177,531    $163,340
Cost of goods sold                               44,468     45,537     130,591     118,640
                                                -------    -------    --------    --------
Gross profit                                     16,304     17,010      46,940      44,700

Selling, general and administrative expenses     15,161     14,538      44,950      39,633
                                                -------    -------    --------    --------
Income from operations                            1,143      2,472       1,990       5,067
Interest expense on debt and capital leases         841        551       2,438       1,326
                                                -------    -------    --------    --------
Income (loss) before income taxes                   302      1,921        (448)      3,741
Provision (benefit) for income taxes                112        709        (165)      1,382
                                                -------    -------    --------    --------
Net income (loss)                               $   190    $ 1,212    $   (283)   $  2,359
                                                -------    -------    --------    --------
                                                -------    -------    --------    --------

Pro forma information:
  Historical income before effect of change in
    accounting method                                      $ 1,212                $  2,359
  Pro forma effect of change in accounting
    method, net of taxes                                       (18)                     46
                                                           -------                --------
  Pro forma net income                                     $ 1,194                $  2,405
                                                           -------                --------
                                                           -------                --------

Earnings (loss) per share of Common Stock       $   .03    $   .22    $   (.04)   $    .42
Pro forma earnings per share of Common Stock       -           .21        -            .43
Weighted average shares outstanding               6,995      5,585       6,995       5,563

See accompanying notes.

                          ULTIMATE ELECTRONICS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                            (amounts in thousands)


                                                      Nine Months Ended
                                                         October 31,
                                                    -------------------
                                                      1996        1995
                                                    -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used in) operating
  activities                                        $ 3,723     $(8,877)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                  (6,287)    (21,367)
Proceeds from sales of property and equipment          -          5,875
                                                    -------     -------
Net cash used in investing activities                (6,287)    (15,492)


CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from note payable                        3,000      10,250
Net proceeds from bonds payable                        -         13,000
Proceeds from term loans                                225        -
Principal payments on term loans and
  capital lease obligations                            (357)       (313)
                                                    -------     -------
Net cash provided by financing activities             2,868      22,937
                                                    -------     -------
Net increase (decrease) in cash and cash
  equivalents                                           304      (1,432)
Cash and cash equivalents at beginning of period        979       2,238
                                                    -------     -------
Cash and cash equivalents at end of period            1,283         806
                                                    -------     -------
                                                    -------     -------


See accompanying notes.

                           ULTIMATE ELECTRONICS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                OCTOBER 31, 1996


1. ACCOUNTING POLICIES

   The Company's unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the nine month period ended
   October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending January 31, 1997. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of individual consumers during the Christmas holiday season.
   These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended January 31, 1996.

2. EARNINGS PER SHARE OF COMMON STOCK

   Earnings per share of common stock are based on (A) 6,995,000, and 5,500,000 outstanding shares for the three and nine months ended October 31, 1996 and 1995, respectively, and (B) in order to give effect to the potential exercise of options under the Company's stock option plans, (i) no outstanding shares for the three and nine months ended October 31, 1996, respectively, and (ii) 84,538 and 63,123 outstanding shares for the three and nine months ended October 31, 1995, respectively.

3. CHANGE IN ACCOUNTING METHOD FOR PREOPENING EXPENSES

   In the fourth quarter of fiscal 1996, the Company changed its method of accounting for preopening expenses. The Company now expenses preopening costs as incurred rather than capitalizing such costs and amortizing them over twelve months for a new store and over six months for a remodeled store. The Company believes this new method is preferable because it results in a more conservative presentation of the Company's financial position and results of operations and is the most commonly used method of accounting for preopening expenses among other companies in the consumer electronics industry. The quarterly results for the three month and nine months ended October 31, 1995 have been restated to reflect this change in accounting method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations and the financial statements and accompanying notes contain forward-looking information which is subject to risks and uncertainties, including, but not limited to, increases in promotional activities of competitors, further expansion by competitors into the Company's markets, changes in consumer buying attitudes, the presence or absence of new products or product features in the Company's merchandise categories, changes in vendor support for advertising and promotional programs, changes in the Company's merchandise sales mix and general economic conditions. Please refer to a discussion of these and other factors in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.
The Company disclaims any interest or obligation to update publically these forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Net sales for the three months ended October 31, 1996 decreased 3% to $60.8 million from $62.5 million for the three months ended October 31, 1995. Net sales for the nine months ending October 31, 1996 increased 9% to $177.5 million from $163.3 million for the nine months ended October 31, 1995. The increase in sales during this nine month period was due primarily to the opening of new stores in Nevada, Utah, Idaho and Oklahoma since April 1995. Comparable store sales decreased 20% and 15% for the three and nine months ended October 31, 1996, respectively, compared to a 1% and 5% increase in comparable store sales for the three and nine months ended October 31, 1995, respectively. The decrease in comparable store sales for the three and nine month periods ending October 1996 is due in part to continuing sluggish sales of consumer electronics products nationally and the grand openings of competitors' stores within markets the Company already serves. The Company expects the current retail environment for consumer electronics companies to continue through the balance of the year.

Gross profit for the three months ended October 31, 1996 decreased 4% to $16.3 million (26.8% of net sales) from $17.0 million (27.2% of net sales) for the three months ended October 31, 1995. Gross profit for the nine months ended October 31, 1996 increased 5% to $46.9 million (26.4% of net sales) from $44.7 million (27.4% of net sales) for the nine months ended October 31, 1995. The decrease in gross profit as a percentage of net sales was primarily attributable to a higher mix of sales of discontinued and promotional computer products.

Selling, general and administrative expenses for the three months ended October 31, 1996 increased to $15.2 million (24.9% of net sales) from $14.6 million (23.3% of net sales) for the three months ended October 31, 1995. Selling, general and administrative expenses for the nine months ending October 31, 1996 increased to $45.0 million (25.3% of net sales) from $39.6 million (24.2% of net sales) for the nine months ended October 31, 1995. Selling, general and administrative expenses increased as a percentage of net sales due primarily to higher advertising and promotional costs associated
with discontinued and promotional computer products.   Management has
addressed this sales trend during fiscal year 1997 by reducing support staff where appropriate, changing the sales commission structure and reducing variable expenses throughout the Company.

As a result of the foregoing, income from operations decreased 53% to $1.1 million (1.9% of net sales) for the three months ended October 31, 1996, compared to income from operations of $2.4 million (3.9% of net sales) for the three months ended October 31, 1995. Income from operations decreased 61% to $2.0 million (1.1% of net sales) for the nine months ended October 31, 1996 from $5.1 million (3.1% of net sales) for the nine months ended October 31, 1995.

Interest expense increased to $841,000 and $2.4 million for the three and nine months ended October 31, 1996, respectively, from $551,000 and $1.3 million for the three and nine months ended October 31, 1995, respectively, due to higher average amounts outstanding under the Company's revolving line of credit (Notes payable) used for new store expansion over the past year and additional interest expense from the Bond Offering (as defined below) used for the construction the Company's Thornton Facility (as defined below).

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of liquidity have been net cash from operations and from revolving credit lines and term loans. Over the last three years, the Company has expanded its operations outside Colorado and now operates stores in Colorado, Idaho, Nevada, New Mexico, Oklahoma and Utah. The Company has funded this expansion in part through two public offerings of its Common Stock. The Company's initial public offering in October 1993 resulted in proceeds of $18.2 million (net of underwriting discounts and expenses). The Company completed a second offering of its Common Stock in November 1995 and received proceeds of $12.7 million (net of underwriting discounts and expenses).

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

Net cash provided by operations was $3.7 million for the nine months ended October 31, 1996 compared to net cash used in operations of $8.9 million for the nine months ended October 31, 1995. The cash provided by operations for the nine months ending October 31, 1996 was due primarily to decreased accounts receivable balances from increasing collection efforts.

As business conditions allow, and as deemed appropriate, the Company intends to continue its expansion into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with the larger Ultimate Electronics store format. In November, 1996, the Company relocated and expanded its Boulder, Colorado and one of its Littleton, Colorado stores to the larger Ultimate Electronics store format. In fiscal 1998, the Company expects to relocate and expand two to three Colorado stores into the larger store format and may continue its expansion into new markets.

The Company's primary capital requirements are directly related to expenditures for new store openings and the remodeling and upgrading of existing store locations. All stores opened in the last two fiscal years, with the exception of the Thornton Facility, have been leased. Capital expenditures to open these new stores have averaged $1.5 to $2.0 million, excluding preopening costs ranging from $300,000 to $600,000. Capital expenditures to relocate and expand existing stores in fiscal 1997 are expected to range from $1.8 to $2.0 million per store, excluding preopening expenses ranging from $100,000 to $300,000. Preopening costs include such items as advertising prior to opening, recruitment and training of new employees and any costs of early termination of store leases. Effective February 1, 1995, the Company changed its method of accounting for preopening expenses and began expensing preopening costs as incurred prior to the opening of a new store or relocation of an existing store. The initial inventory requirement for the Company's new larger format stores averages approximately $2.0 million per store, approximately $1.0 million of which is expected to be financed through trade credit.

The Company executed a new revolving line of credit agreement with Norwest Bank Colorado, N.A., on November 21, 1996, pursuant to which the Company may borrow up to the lesser of $35.0 million or 70% of the value of the Company's trade inventory through September 30, 1998. Borrowings under the existing credit facility, dated July 24, 1995, in the amount of $21.0 million were outstanding as of October 31, 1996.

The Company believes that its cash flow from operations and borrowings under available credit facilities will be sufficient to fund the Company's operations and its store relocation plans for fiscal 1998. There can be no assurance that the Company will not experience significant delays, cost overruns or completion problems in connection with the relocation of existing stores or that business conditions will be appropriate to open or relocate new stores. Moreover, there can be no assurance that the capital requirements for the Company's stores will not exceed the Company's current estimates. In order to fund the capital requirements for its anticipated expansion plans beyond fiscal 1998, the Company may be required to seek additional financing, which could take the form of expansion of its existing credit facility or possibly additional debt or equity financing. There can be no assurance that the Company will be able to obtain such funds on favorable terms, if at all.

The Company's business is affected by seasonal consumer buying patterns. As is the case with other retailers, the Company's sales and profits have been greatest in the fourth quarter (which includes the Christmas selling season). If, for any reason, the Company's sales were to be substantially below expectations during these months, the Company's annual results would be affected in an adverse and disproportionate manner. Operating results are dependent upon a number of factors, including discretionary consumer spending, which is in turn affected by local, regional or national economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates and taxation. The Company's quarterly results of operations may fluctuate significantly as a result of a number of factors, including the timing of new or relocated and expanded store openings and related expenses, the success of new stores and the impact of new stores on existing stores, among others. As the Company has opened additional stores or relocated and expanded stores within markets it already serves, sales at existing stores have been adversely affected. Such adverse effects may occur again in the future. The Company's quarterly operating results also may be affected by increases in merchandise costs, price changes in response to competitive factors, new and increased competition, product availability and the costs associated with the opening of new stores.

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

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

             Documents filed with this report:

             10.11 Credit Agreement between Ultimate Electronics, Inc. and
                   Norwest Bank Colorado, N.A. dated November 21, 1996.

             27    Financial Data Schedule

         (b) Reports on Form 8-K:

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Ultimate Electronics, Inc.



Date:  December 13, 1996              By:   /s/ Alan E. Kessock
     ---------------------               ------------------------
                                            Alan E. Kessock
                                            Vice President - Finance and
                                            Administration, Secretary, Treasurer
                                            and a Director (Principal Financial
                                            Officer)