Form 10-K405
period 1997-01-31
ULTIMATE ELECTRONICS INC
filed 1997-04-09
CIK 911626

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      ---------

                                      FORM 10-K

                          FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

    (MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended January 31, 1997

                                          OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from __________________ to _________________

                          Commission file number   0-22532
                                                  ---------
                             ULTIMATE ELECTRONICS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  84-0585211
------------------------------------------    --------------------------------
    State or other jurisdiction of                   (I.R.S. employer
    incorporation or organization)                  identification no.)

     321A WEST 84TH AVENUE, THORNTON, COLORADO                80221
---------------------------------------------------  -------------------------
     (Address of principal executive offices)               (Zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (303) 412-2500
                                                   ----------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                Not Applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, $.01 PAR VALUE PER SHARE
-------------------------------------------------------------------------------
                                Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            YES   X       NO
                                ------        ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 2, 1997 was approximately $13,642,938. The number of outstanding shares of Common Stock as of April 2, 1997 was 6,995,000.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Annual Report to Stockholders for the fiscal year ended January 31, 1997 are incorporated by reference into Parts II, III and IV of this report. Portions of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held June 10, 1997 are incorporated by reference into Part III of this report.

                                      PART I

ITEM 1.  BUSINESS

The Company is a leading specialty retailer of home entertainment and consumer electronics in Colorado, Idaho, Nevada, New Mexico, Oklahoma and Utah. The Company operates eighteen stores, including nine stores in Colorado under the trade name SoundTrack and nine stores outside Colorado under the trade name Ultimate Electronics. Since 1993, the Company has opened nine Ultimate Electronics stores and relocated and expanded four of its Colorado stores to the larger Ultimate Electronics format. These larger format stores occupy 32,000 to 52,000 square feet (with 18,000 to 30,000 square feet of selling space). The Company believes that these larger format, full service, upscale stores have enhanced its ability to compete in new markets as an audio, video and consumer electronics specialist and will serve as the prototype for the Company's future expansion. With the exception of the four relocated stores, the Company's Colorado stores range in size from 10,000 to 16,600 square feet (6,500 to 9,900 square feet of selling space). The Company intends to relocate or consolidate and expand most of the remaining Colorado stores in the next three years.

The Company strives to appeal to a wide range of customers with an emphasis on selling mid to upscale products. The Company believes that its larger format stores enable it to differentiate itself from its competitors by providing a comprehensive selection of name brand consumer electronics, with an emphasis on limited distribution upscale brands, as well as by offering an extensive range of customer services and by displaying multiple home theater and audio demonstration rooms. The Company believes that these factors, together with its open and uncrowded merchandise displays and its policy of matching the lowest prices of its competitors, make it an attractive alternative to appliance/electronics superstores and mass merchants selling consumer electronics.

For the year ending January 31, 1997, sales were $261.2 million, a 4% increase from sales of $251.8 million for the same period in the prior year. The increase in sales during fiscal 1997 was due primarily to the opening of new stores in Utah, Idaho and Oklahoma since July 1995 and the relocation and expansion of three of its Colorado stores in the same period. Comparable store sales decreased 16% for the year ended January 31, 1997 compared to a decrease of 2% in comparable store sales for the year ended January 31, 1996. The decrease in comparable store sales over the past year was due in part to a sluggish retail environment for certain consumer electronics products and increased competition in the Company's markets.

BUSINESS STRATEGY

The Company's strategy is to position itself as the upscale, full service consumer electronics alternative to its competitors and to satisfy consumer demand for increasingly sophisticated consumer electronics products, particularly in the core categories of audio and video. Key elements of its business strategy include:

EXTENSIVE PRODUCT SELECTION. The Company is committed to offering an extensive selection of high quality, brand name home entertainment and consumer electronics products. The Company offers over 6,000 stock keeping units ("SKU's") representing approximately 200 brand names, a significant portion of which are limited distribution brands that are only available through selected retailers. As a result, the Company carries a larger selection of full-featured, high quality products than is generally available at the Company's competitors. Each product category includes a wide range of price points.

EXCELLENT CUSTOMER SERVICE. Since its inception, the Company has been committed to providing excellent customer service through well-trained sales consultants and an extensive range of customer services. The Company provides its new sales consultants with more than two weeks of intensive classroom training and continues with on-the-job instruction in product and vendor knowledge, sales techniques and customer service. Most of the Company's stores have service personnel who are able to evaluate and complete simple repairs on site. Additionally, the Company has regional service centers in Albuquerque, Boise, Las Vegas, Salt Lake City and Tulsa enabling it to provide fast service. The Company also provides a 30-day money-back satisfaction guarantee, an in-stock guarantee on advertised items, home delivery and set-up, home theater and audio installation and design, home satellite installation, mobile electronics installation and extended service contracts.

ADVERTISING AND MARKETING. The Company's advertising strategy stresses nationally recognized brands at competitive prices primarily through newspaper, radio and direct mail media. The Company is a significant newspaper advertiser in the markets it serves, producing all of its print advertising through its in-house advertising department. The Company also employs an outside advertising agency that produces and places the Company's radio commercials. The Company's marketing programs are designed to create an awareness of the Company's comprehensive selection of high quality, brand name merchandise, as well as its competitive pricing. The Company typically advertises a broader selection of audio and video products than its competitors and presents a blend of aggressive promotional starting price points on competing products with higher price points on more fully featured products. The Company has spent substantial funds on advertising and marketing in various forms of media to establish name recognition for its new stores and intends to continue to do so as it enters new markets.

UPSCALE STORE FORMAT. The Company has developed a store format to emphasize and merchandise mid to upscale products. Each store has displays designed to provide the customer with a full spectrum of the Company's products upon entering a store. These displays allow customers to make extensive side-by-side product comparisons. The Company's new and recently relocated stores have substantially larger selling space, providing customers with an uncluttered presentation of the latest technology and featuring multiple demonstration rooms dedicated to home theater and mobile electronics products.

COMPETITIVE PRICING. The Company emphasizes competitive product pricing and reinforces this strategy with extensive advertising and a "60-day price guarantee." The Company monitors pricing at competing stores on a weekly basis through pricing surveys and adjusts its prices by market as necessary. The Company believes that competitive pricing enables it to attract new customers as well as to maintain customer loyalty.

EXPANSION STRATEGY

The Company intends to continue its expansion into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with its larger format stores. As part of this expansion process, on March 4, 1997, the Company announced the signing of a definitive merger agreement with Audio King Corporation ("Audio King") pursuant to which the Company will acquire all of the shares of Audio King for stock and cash. Audio King, a consumer specialty electronics company, operates 11 retail stores; eight in Minnesota, two in Iowa and one in South Dakota. In fiscal 1998, the Company expects to relocate or consolidate and expand two of its Colorado stores to the larger store format. The Company expects to expand, consolidate or relocate and expand several of the Audio
King stores. The Company may also change the name of one or more of the Audio King stores to Ultimate Electronics at any point in time to optimize its marketing efforts.

The Company's expansion strategy focuses on identification of attractive metropolitan markets in the Rocky Mountain, the Midwest and the Southwest regions based on an evaluation of local market opportunities, as well as the size, strength and merchandising philosophy of potential competitors. The Company obtains demographic analyses of major metropolitan areas to determine new store locations and potential sales volumes, as well as the optimum number of stores to open in a specific market. The Company's specific location strategy focuses on anchor positions in highly visible shopping centers or a free-standing location near a regional shopping mall. In choosing sites within a market, the Company applies standard site selection criteria which take into account numerous factors including local demographics, traffic patterns and overall retail activity.

Capital expenditures to relocate and expand existing stores in fiscal 1998 are expected to average approximately $2.0 million per store, excluding preopening costs ranging from $100,000 to $300,000. Preopening costs include such items as advertising prior to opening, recruitment and training of new employees, and any costs of early termination of store leases. Effective

February 1, 1995, the Company changed its method of accounting for preopening expenses and began expensing preopening costs as incurred prior to the relocation or opening of a new store. The initial inventory requirement for the Company's new larger format stores averages approximately $2.4 million per store, approximately $1.0 million of which is financed through trade credit.

MERCHANDISING

PRODUCTS. The Company offers its customers a comprehensive selection of high quality, brand name television, video, home audio, mobile electronics and home office products. This selection consists of over 6,000 SKUs, representing approximately 200 brand names. The Company offers customers a wide range of price points within each product category, with the greatest depth in middle to higher priced items. Within its product categories, the Company carries and actively promotes new models as they become available. The Company does not carry home appliances.

The following table, which is derived from the Company's internal sales records, indicates the percentage of sales in each major product group for the Company's last three fiscal years. The percentages include installation and other services in these categories. Historical percentages may not be indicative of the Company's future product mix.

                            FISCAL YEAR ENDED JANUARY 31,
                            -----------------------------
                             1997        1996       1995
                             ----        ----       ----
    PRODUCT CATEGORY
    Television/Satellite      29%         27%        23%
    Audio                     22%         23%        26%
    Home Office               16%         16%        16%
    Video                     13%         15%        15%
    Mobile                    12%         11%        12%
    Other                      8%          8%         8%

PRICING. The Company emphasizes competitive pricing on high visibility items and reinforces this strategy with extensive advertising. The Company monitors pricing at competing stores on a weekly basis through pricing surveys and adjusts its prices by market as necessary. The Company's commitment to offer competitive prices is supported by its "60-day price guarantee", under which the Company refunds 110% of the difference between the original purchase price and any locally available lower price for the same item under the same purchase conditions. Sales and other special events, which the Company conducts from time to time, may have lower than normal prices on selected products and product categories.

PURCHASING. Substantially all of the Company's products are purchased directly from manufacturers. Each of the Company's buyers has responsibility for specified product categories. Buyers are assisted by a management information system which provides them with current inventory quantity, price and sales information by SKU, thus allowing them to react quickly to market changes. The Company works closely with its manufacturers and forecasts purchases on a non-binding basis up to one year in advance.

The Company is a member of a volume buying group, Progressive Retailers' Organization, consisting of other companies similar to the Company with respect to the type of merchandise sold. Membership in this organization has enabled the Company to obtain volume rebates, special buys and access to close-out and final production items. As a result, the Company believes it is able to obtain competitive pricing and terms.

During the fiscal year ended January 31, 1997, the Company's ten largest suppliers accounted for approximately 64% of the merchandise purchased by the Company. Two of the Company's suppliers, Sony and Mitsubishi, each accounted for more than 10% of its merchandise mix. The master agreements under which the Company operates with each of such suppliers are terminable upon 30 to 60 days notice by either party. The Company does not have commitments of longer than one year with any of its product suppliers, as is customary in the industry.

STORE OPERATIONS

STORES. The Company's larger format stores each occupy 32,000 to 52,000 square feet, with 18,000 to 30,000 square feet of selling space. The Company has developed this store format to emphasize and merchandise mid to upscale products. Each store has displays designed to provide the customer with a full spectrum of the Company's products upon entering a store. These stores have additional home audio and car stereo demonstration rooms, additional home theater rooms, expanded portable electronics displays and expanded computer and home office displays as compared to the smaller store format. In addition, the new stores offer home installation, home satellite installation, a home planning center, home theater furniture, and an expanded area for large-screen televisions. The remaining space is dedicated to a designated play area for children, a car installation facility, a service facility, a store warehouse and general office space.

With the exception of four relocated stores, the Company's Colorado stores range in size from 10,000 to 16,600 square feet (6,500 to 9,900 square feet of selling space). The Company intends to relocate and expand most of its remaining Colorado stores in the next three years. The selling space in the Company's Colorado stores typically contains two audio and two car stereo demonstration rooms, one home entertainment theater and an automobile equipped with the latest in car audio and car security products.

DISTRIBUTION. The Company currently distributes products to all of its stores from a 175,000 square foot warehouse located in Thornton, Colorado, a suburb of Denver. All of the Company's stores in Colorado are located within approximately 60 miles of this warehouse. For stores over 100 miles away from Denver, the Company uses contract carriers for distribution from its warehouse.

MANAGEMENT INFORMATION SYSTEMS. The Company's management information system, using proven third party software, was installed in August 1990. During the fall of 1994, the Company increased its system capabilities significantly with the installation of Unix-based Hewlett Packard computer hardware. The Company believes that this system will support the Company's anticipated growth. This on-line system connects all of the Company's facilities through digital phone lines which allows sales consultants to determine the location of all of the Company's inventory at any time. Pricing can be changed immediately in each geographical market by the Company's buyers and store management to react to competitor pricing. New signage can be generated on a daily basis.

CUSTOMER SERVICE

Since its inception, the Company has been committed to providing excellent customer service through well-trained sales consultants and a broad range of customer services.

SALES CONSULTANTS. The Company provides its sales consultants with a minimum of two weeks of intensive classroom training which begins with an orientation from the Company's executive officers and continues with instruction in areas such as technical knowledge by product category and vendor, policies and procedures of the Company and various other sales techniques. On an ongoing basis, sales consultants attend in-house training sessions conducted by dedicated in-house trainers and manufacturers' representatives and also receive sales, product and other information in daily store meetings. Certain sales consultants specialize in particular product categories to provide customers with greater technical assistance.

The Company's sales consultants are compensated pursuant to a flexible incentive pay plan with commissions determined on the basis of sales and gross margins. The Company also motivates its sales consultants by providing opportunities for advancement within the Company. All of the Company's store management has been promoted from within the Company. For sales consultants employed by the Company in excess of one year, turnover has historically been less than 30% per year.

SERVICES. The Company supports its product sales by providing many important customer services, including home delivery and set-up, home theater and audio installation and design, home satellite installation, mobile electronics installation, extended service contracts and regional service centers that offer in-home and carry-in repair services. The Company also provides in-store product instruction and will provide follow-up instruction at a customer's home upon request.

Virtually all merchandise purchased from the Company may be taken to any of the Company's stores for repair, whether or not the product is under the manufacturer's warranty or an extended service contract. In order to provide maximum service to its customers, the Company has regional service centers in Albuquerque, Boise, Las Vegas, Salt Lake City and Tulsa. The Company's main service facility, located at its distribution center in Thornton, provides backup for each of the Company's regional service centers. The Company employs over 100 full-time employees in connection with the Company's service business. Each service department is staffed with product specialists capable of making complex repairs. In addition, the Company operates a fleet of approximately 50 customer service vehicles to provide in-home repair and delivery, installation and setup of home satellites, home theater components and televisions.

The Company offers extended service contracts to its customers for most categories of its products. The extended service contracts cover services or time periods not covered by the manufacturer's warranty on such products and are non-cancellable. These contracts are administered for the Company by Warrantech Corporation, an unaffiliated third party, which pays for the repair service. Warrentech is required by its agreement with the Company to maintain insurance to protect the Company in the event that Warrentech fails to fulfill its obligations under the extended service contracts and the Company is a named loss-payee under the agreement. The Company sells the extended service contracts to Warrentech on a non-recourse basis. Gross margins from the sale of extended service contracts are higher than the average gross margins of the Company's other products.

The Company has a private label credit card which is financed, operated and serviced by GE Capital Commercial Finance, Inc. ("GECAF"). The Company entered into an agreement with GECAF which provides that GECAF will retain all credit risk associated with the private label credit card. In addition, certain manufacturers sponsor their own private label credit cards. These arrangements permit the Company to provide its customers with financing promotions, including interest-free and deferred payments, without using its working capital. Approximately 32% of the Company's sales were purchased through these private label and manufacturer sponsored credit cards in the last twelve months.

COMPETITION

The Company operates in a highly competitive and price sensitive industry. The Company faces competition from mass merchants, department stores, specialty stores, appliance/electronics stores and smaller independent merchants. The Company considers its primary competitors to include consumer electronics retailers such as Best Buy, Circuit City, and Incredible Universe (which opened its stores in 1995 in Colorado and Utah and closed these stores in February of
1997), as well as mass merchants such as Sears and Montgomery Ward. The Company's primary competitors have greater financial and other resources than the Company. Many of these competitors have recently entered the Company's markets and continue to add stores, mainly Circuit City in Utah (April 1995), Colorado (August 1995) and New Mexico (November 1996). Additionally, Las Vegas has experienced new competition from The Good Guys! with three new stores since September of 1995, as well as one new store from each of Circuit City and Best Buy. For fiscal 1997, the Company's operating results were adversely affected by such increased competition and there can be no assurance that the Company's operating results will not be adversely affected in fiscal 1998 and beyond by such increased competition. In addition, if such competitors seek to gain or retain market share by reducing prices, the Company may be required to reduce its prices, thereby reducing gross margins and profits. In addition, as the Company expands into markets where the Company's name may not be recognized, its success will depend in part on its ability to compete with established and any future competitors in such markets.

EMPLOYEES

As of January 31, 1997, the Company employed approximately 1,200 persons, approximately 1,060 of whom were store, customer delivery or service employees and approximately 140 of whom were main warehouse or corporate personnel. The Company considers its employee relations to be good. Most employees, other than corporate and store support personnel, are paid pursuant to a flexible pay plan. The Company believes that it provides working conditions and wages that compare favorably with those of other companies within the industry. The Company's employees do not have a collective bargaining agreement.

SERVICE MARKS

Ultimate Electronics-Registered Trademark- is a registered service mark and SoundTrack-SM- is a service mark of the Company.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others, the consummation of the proposed merger with Audio King, the effects of the proposed merger, the ability of the Company to combine the two companies profitably, as well as risks regarding increases in promotional activities of competitors, changes in consumer buying attitudes, the presence or absence of new products or product features in the Company's merchandise categories, changes in vendor support for advertising and promotional programs, changes in the Company's merchandise sales mix, general economic conditions, the cost and availability of suitable store locations, cost effective and timely construction of new stores, fluctuations in consumer demand, the Company's ability to address adequately all of the changing demands that its planned expansion will impose, the results of financing efforts and other risk factors detailed in the Company's Securities and Exchange Commission filings.

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company:

    a) Competition. The Company encounters intense competition in all product categories and competes with national and other companies. Some of the companies with which the Company competes have greater capital and other resources.

    b) Dependence on Key Suppliers. The Company is dependent on certain suppliers for delivery of products that contribute significantly to the Company's net sales. While the Company believes that alternative suppliers are available, the loss of a key supplier could have an adverse effect on the Company's business.

    c) Industry Factors. The presence or lack of new products or product features in the product categories that the Company sells has an impact on the Company's business, as well as the product mix of actual merchandise sold.

    d) Economic and Market Conditions. The Company's business is affected by changes in general economic conditions such as consumer attitudes towards the economy in general, consumer credit availability, interest rates and inflation.

    e) Litigation. Adverse results in significant litigation matters would affect the Company's earnings to the extent that insurance is not present or available.

ITEM 2.  PROPERTIES

As of January 31, 1997, the Company operated nine stores in Colorado, four stores in Utah, two stores in Las Vegas, Nevada, and one store each in Albuquerque, New Mexico, Boise, Idaho and Tulsa, Oklahoma. Each store, other than the store located in Thornton, Colorado, is leased. In addition to the store located at 321 W. 84th Avenue, the Company's Thornton facility is comprised of 175,000 square feet of warehouse space, 30,000 square feet for the Company's business offices, 21,000 square feet devoted to a service department and 18,000 square feet for a training and employee facility and is secured by the bonds payable. The following table sets forth data regarding the Company's store locations.

                             YEAR      APPROXIMATE    APPROXIMATE        LEASE
                          ORIGINALLY      TOTAL      RETAIL SELLING   EXPIRATION
CURRENT STORE LOCATIONS     OPENED     SQUARE FEET     SQUARE FEET      DATE(1)
-----------------------   ----------   ------------  --------------   ----------

COLORADO:
6490 Wadsworth Blvd.
Arvada, CO (2)               1968        14,500            9,500          2006

15022 E. Mississippi Ave.
Aurora, CO (2) (3)           1983        10,900            6,500          1997

1955 28th Street
Boulder, CO                  1985        34,700           20,300          2047

1230 N. Academy Blvd.
Colorado Springs, CO         1989        14,900            9,800          1999

1370 S. Colorado Blvd.
Denver, CO                   1976        31,600           16,700          2004

4606 S. Mason St.
Fort Collins, CO             1990        16,600            8,400          2005

8262 S. University Blvd.
Littleton, CO (3)            1986        16,600            9,900          2007

8196 W. Bowles Ave.
Littleton, CO                1984        39,100           22,600          2027

321 W. 84th Ave.
Thornton, CO                 1985        40,300           25,900          N/A

IDAHO:

1085 N. Milwaukee Ave.
Boise, ID                    1995        37,100 (4)       19,500          2025

NEVADA:

2555 E. Tropicana Ave.
Las Vegas, NV                1995        37,300 (4)       17,900          2025

741 S. Rainbow Blvd.
Las Vegas, NV                1994        31,500           17,600          2014

NEW MEXICO:

3821 Menaul Blvd., N.E.
Albuquerque, NM              1994        37,100 (4)       17,700          2014

OKLAHOMA:

10021 E. 71st St.
Tulsa, OK                    1995        51,700 (4)       30,400          2025

UTAH:

879 W. Hill Field Rd.
Layton, UT                   1995        33,800           18,600          2025

6284 S. State St.
Murray, UT                   1994        32,200           18,000          2024

1375 S. State St.
Orem, UT                     1993        32,900           17,100          2010

1130 E. Brickyard Rd.
Salt Lake City, UT           1993        33,400 (4)       18,200          2013

--------------------
(1) Including renewal options.
(2) These stores are expected to be relocated during fiscal 1998.
(3) The store at 8262 S. University Blvd may be closed if the Company is able to sublease the space since the Company believes that the customer base for this area may be better served from the larger format store that will replace the Company's Aurora store.
(4) Includes regional service center.

Construction of the Company's main warehouse, business office, service center and store location in Thornton, Colorado was completed in early fiscal 1997. This facility, in addition to the retail store, is comprised of 175,000 square feet of warehouse space, 30,000 square feet for the Company's business offices, 21,000 square feet devoted to a service department and 18,000 square feet for a training and employee facility. The Company leases its store locations in Colorado Springs, Colorado and Fort Collins, Colorado from an affiliated party (see "Certain Relationships and Related Transactions"). The Company is also in the process of negotiating leases to relocate stores and, from time to time, analyzing lease opportunities in new markets (see "Business - Expansion Strategy" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources").

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings. The Company is, however, involved in various routine claims and legal actions which arise in the ordinary course of business. Management of the Company intends to vigorously defend these claims and believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                    PART II

Certain information required by Part II is omitted from this Report in that the Registrant will file the 1997 Annual Report to Stockholders (the "1997 Annual Report to Stockholders"), which report is attached hereto as Exhibit 13, and certain information included therein is incorporated herein by reference. Only those sections of the 1997 Annual Report to Stockholders which specifically address the items set forth herein are incorporated by reference.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The section labeled "Stockholder Information" appearing on the inside back cover of the 1997 Annual Report to Stockholders is incorporated herein by reference. As of April 2, 1997, there were approximately 2,860 holders of record of the Company's common stock.


ITEM 6.  SELECTED FINANCIAL DATA

The section labeled "Selected Financial Data" appearing on page 11 of the 1997 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 12 through 14 of the 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and financial statements included on pages 15 through 24 of the Company's 1997 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                   PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the section labeled "Directors and Executive Officers" in the Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the section labeled "Compensation of Directors and Executive Officers" excluding the "Board Compensation Committee Report on Executive Compensation" and the "Performance Graph" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the section labeled "Principal Stockholders" in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the section labeled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

    1. FINANCIAL STATEMENTS: The following financial statements of the Company included in the Registrant's 1997 Annual Report to Stockholders are incorporated by reference to Item 8:

         - Statements of Income for the fiscal years ended January 31, 1997, 1996 and 1995.

         -    Balance Sheets at January 31, 1997 and 1996.

         - Statements of Stockholders' Equity for the fiscal years ended January 31, 1997, 1996 and 1995.

         - Statements of Cash Flows for the fiscal years ended January 31, 1997, 1996 and 1995.

         -    Notes to Financial Statements.


    2. FINANCIAL STATEMENT SCHEDULES: The following financial statement schedule for the fiscal years ended January 31, 1997, 1996 and 1995 is filed as part of this Form 10-K:

               SCHEDULE           DESCRIPTION                      PAGE
               --------           -----------                      ----

                  II       Valuation and Qualifying Accounts        14



         All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. EXHIBITS: The following exhibits are filed pursuant to Item 601 of Regulation S-K.

    EXHIBIT #                   DESCRIPTION OF EXHIBITS
    ---------                   -----------------------
    3(i)       Amended and Restated Certificate of Incorporation of the
               Company. (3)

    3(ii)      Bylaws of the Company. (3)

    4.1 Form of Indenture, dated as of March 23, 1995, between the Registrant and Colorado National Bank, as Trustee for the 10.25% First Mortgage Bonds Due 2005. (2)

    4.2 Rights Agreement, dated as of January 31, 1995, by and between the Company and Norwest Bank Minnesota, National Association, as rights agent. (5)

    4.3 Amendment No. 1, dated as of January 31, 1995, to the Rights Agreement, dated as of January 31, 1995, by and between the Company and Norwest Bank Minnesota, N.A., as rights agent. (6)

   10.1 Lease Agreement, dated April 1, 1989, between the Registrant and William J. and Barbara A. Pearse. (3)

   10.2 Lease Agreement, dated October 13, 1989, between the Registrant and William J. and Barbara A. Pearse. (3)

   10.4 Form of Authorized Dealer Agreement between the Registrant and Panasonic Communications and Systems Company, a Division of Matsushita Electric Corporation of America. (3)

   10.5 Form of Sony Corporation of America Consumer Sales Company Dealer Agreement between the Registrant and Sony Consumer Sales Company, a division of Sony Corporation of America. (3)

   10.6 Form of Dealer Agreement between the Registrant and Mitsubishi Electric Sales America, Inc. (3)

   10.7        Form of Employee Stock Option Plan. (3)

   10.8        Form of Non-employee Directors' Stock Option Plan. (4)

   10.9        Ultimate Electronics, Inc. Rule 401(k) Benefit Plan. (3)

   10.10       Form of Confidentiality and Non-Competition Agreement. (4)

   10.12 Form of Deed of Trust, Assignment of Rents and Security Agreement between the Registrant, as Grantor, and Colorado National Bank, as beneficiary. (2)

   10.13 Purchase and Sale Agreement, dated May 2, 1995, between the Company and Cirque Property L.C. (6)

   10.14 Commercial Promissory Note and Security Agreement between the Company and Colorado National Leasing, Inc., dated November 1, 1995. (7)

   10.15 Commercial Promissory Note and Security Agreement between the Company and Colorado National Leasing, Inc., dated December 19, 1995. (7)

   10.16 Commercial Promissory Note and Security Agreement between the Company and Colorado National Leasing, Inc., dated January 22, 1996. (7)

   10.17 Commercial Promissory Note and Security Agreement between the Company and Colorado National Leasing, Inc., dated February 28, 1996. (7)

   10.18 Credit Agreement between Ultimate Electronics, Inc. and Norwest Bank Colorado, National Association and Norwest Business Credit, Inc., dated November 21, 1996. (1)

   11          Computation of Earnings Per Share. (1)

   13          Company's 1997 Annual Report to Stockholders. (1)

   23.1        Consent of Independent Auditors. (1)

   27          Financial Data Schedule (1)

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the period from January 31, 1996 to January 31, 1997.

-------------------
(1) Filed herewith.

(2) Incorporated by reference to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 33-88740), filed with the Commission on March 14, 1995.

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.

(4) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on October 7, 1993.

(5) Incorporated by reference to the Registrant's Form 8-K filed with the Commission on February 10, 1995.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1995.

(7) Exhibits filed with the Company's Form 10-K Annual Report for the fiscal year ended January 31, 1996, and are incorporated herewith by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Thornton, State of Colorado, on this 8th day of April, 1997.

ULTIMATE ELECTRONICS, INC.



By:       /s/ William J. Pearse
   -------------------------------------
    William J. Pearse
    Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:       /s/ William J. Pearse                       Date: April 8, 1997
   -------------------------------------
    William J. Pearse
    Chairman of the Board, Chief
    Executive Officer and a Director
    (Principal Executive Officer)


By:       /s/ David J. Workman                        Date: April 8, 1997
   -------------------------------------
    David J. Workman
    President, Chief Operating Officer
    and a Director


By:       /s/ Alan E. Kessock                         Date: April 8, 1997
   -------------------------------------
    Alan E. Kessock
    Vice President, Chief Financial
    Officer, Secretary and a Director


By:         /s/ Robert W. Beale                       Date: April 8, 1997
   -------------------------------------
    Robert W. Beale
    Director


By:         /s/ Randall F. Bellows                    Date: April 8, 1997
   -------------------------------------
    Randall F. Bellows
    Director

                           ULTIMATE ELECTRONICS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                (in thousands)

================================================================================

                                                  CHARGED
                                     BALANCE AT  TO COSTS               BALANCE
                                     BEGINNING      AND    DEDUCTIONS  AT END OF
           DESCRIPTION               OF PERIOD   EXPENSES  (DESCRIBE)   PERIOD
--------------------------------------------------------------------------------
Year ended January 31, 1997
  Deducted from asset accounts:
    Allowance for doubtful accounts     $251       $196      $267(1)     $180
    Reserve for cash and cooperative
      advertising discounts               96        213       237(1)       72
    Allowance for obsolete inventory     344          6        84(2)      266
                                        -------------------------------------
      Total                             $691       $415      $588        $518
                                        -------------------------------------
                                        -------------------------------------
Year ended January 31, 1996
  Deducted from asset accounts:
    Allowance for doubtful accounts     $146       $403     $298(1)      $251
    Reserve for cash and cooperative
      advertising discounts              181        140      225(1)        96
    Allowance for obsolete inventory     150        263       69(2)       344
                                        -------------------------------------
      Total                             $477       $806     $592         $691
                                        -------------------------------------
                                        -------------------------------------
Year ended January 31, 1995
  Deducted from asset accounts:
    Allowance for doubtful accounts     $101       $218     $173(1)      $146
    Reserve for cash and cooperative
      advertising discounts              144         67       30(1)       181
    Allowance for obsolete inventory     150         15       15(2)       150
                                        -------------------------------------
      Total                             $395       $300     $218         $477
                                        -------------------------------------
                                        -------------------------------------


-------------------
(1) Uncollectible accounts written off, net of recoveries.

(2) Write-offs of obsolete inventory.