Form 10-K405/A
period 1997-01-31
ULTIMATE ELECTRONICS INC
filed 1997-04-11
CIK 911626

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      ---------

                                      FORM 10-K/A-1

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock, par value $.01 per share ("Common Stock") is quoted on the Nasdaq National Market System ("Nasdaq") under the symbol "ULTE." The table below sets forth the high and low closing bids of the Common Stock on Nasdaq for the periods indicated, as reported in published financial sources:

                                                                                       ULTIMATE
                                                                               ------------------------
                                                                                   HIGH         LOW
                                                                               ------------    -----
FISCAL YEAR ENDING JANUARY 31, 1996:
  First Quarter..............................................................  $      12 1/4  $      7
  Second Quarter.............................................................         12             8 1/2
  Third Quarter..............................................................         13 3/8         8 3/4
  Fourth Quarter.............................................................          9 1/2         5 1/2
FISCAL YEAR ENDING JANUARY 31, 1997:
  First Quarter..............................................................          6 3/4         4 1/2
  Second Quarter.............................................................          5 3/8         3 1/2
  Third Quarter..............................................................          5             3 1/8
  Fourth Quarter.............................................................          4             2 5/8
FISCAL YEAR ENDING JANUARY 31, 1998:
  First Quarter (through April 9, 1997)......................................          3 3/4         2 5/8

    On April 9, 1997, the closing price per share of Ultimate Stock was $3.625 and there were approximately 2,860 beneficial holders of Common Stock.

    As a public company, the Company has never declared or paid any cash dividends on the Common Stock. The Company currently intends to retain future earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends in the foreseeable future. The Company's current credit facility also restricts the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA


    The following selected financial data for the five fiscal years ended January 31, 1997 is derived from the audited financial statements of the Company. Such financial statements were audited by Ernst & Young LLP, independent auditors, whose report with respect to fiscal years 1997, 1996 and 1995 appears elsewhere herein. The operating data for each fiscal year set forth below are derived from unaudited financial information. The selected financial data should be read in conjunction with the financial statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                           YEAR ENDED JANUARY 31,
                                              ---------------------------------------------------------------------------------
                                                   1997             1996             1995             1994            1993
                                              ---------------  ---------------  ---------------  --------------  --------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
INCOME STATEMENT DATA:
Net sales...................................  $     261,154    $     251,807    $     165,069    $     88,158    $     62,619
Cost of goods sold..........................        191,903          184,343          120,588          63,536          43,947
                                              ---------------  ---------------  ---------------  --------------  --------------
Gross profit................................         69,251           67,464           44,481          24,622          18,672
Selling, general and administrative
  expenses..................................         64,786           59,525           36,276          20,610          16,104
                                              ---------------  ---------------  ---------------  --------------  --------------
Income from operations......................          4,465            7,939            8,205           4,012           2,568
Interest expense, net.......................          3,210            1,866              407             374             509
                                              ---------------  ---------------  ---------------  --------------  --------------
Income before taxes and cumulative effect of
  change in accounting method...............          1,255            6,073            7,798           3,638           2,059
Income taxes................................            470            2,241            2,908             190              --
                                              ---------------  ---------------  ---------------  --------------  --------------
Income before cumulative effect of change in
  accounting method.........................            785            3,832            4,890           3,448           2,059
Cumulative effect of change in accounting
  for preopening expenses, net of
  taxes(1)..................................             --             (988)              --              --              --
                                              ---------------  ---------------  ---------------  --------------  --------------
Net income..................................  $         785    $       2,844    $       4,890    $      3,448    $      2,059
                                              ---------------  ---------------  ---------------  --------------  --------------
                                              ---------------  ---------------  ---------------  --------------  --------------
Pro forma information:
  Historical income before taxes and
    cumulative effect of change in
    accounting method.......................                                    $       7,798    $      3,638           2,059
  Income taxes or charge in lieu of income
    taxes for S corporation(2)..............                                            2,908           1,355             775
                                                                                ---------------  --------------  --------------
  Pro forma income before cumulative effect
    of change in accounting method..........                                            4,890           2,283           1,284
  Pro forma effect of change in accounting
    method, net of taxes(1).................                                             (678)           (278)             28
                                                                                ---------------  --------------  --------------
  Pro forma net income......................                                    $       4,212    $      2,005    $      1,312
                                                                                ---------------  --------------  --------------
                                                                                ---------------  --------------  --------------
Earnings per share before cumulative
    effect of change in accounting
    method(1)...............................  $          --    $         .65    $          --    $         --    $         --
Earnings per share..........................            .11              .48              .88              --              --
Pro forma earnings per share(1,2)...........             --               --              .76             .48             .37
Weighted average shares outstanding.........          6,995            5,906            5,583           4,188           3,582

                                                                           YEAR ENDED JANUARY 31,
                                              ---------------------------------------------------------------------------------
                                                   1997             1996             1995             1994            1993
                                              ---------------  ---------------  ---------------  --------------  --------------
OPERATING DATA:
Number of stores open at end of period......             18               18               14              11               9
Inventory turns(3)..........................            4.7              5.1              5.5             6.1             5.2
Average sales per store open during the
  entire period presented(4)................  $  13,906,000    $  14,784,000    $  12,808,000    $  8,358,000    $  6,654,000
Retail sales per weighted average square
  foot of selling space.....................  $         905    $       1,185    $       1,336    $      1,067    $        836
Comparable store sales change(5)............            (16)%             (2)%             29%             24%             17%

                                                                                 JANUARY 31,
                                              ---------------------------------------------------------------------------------
                                                       1997             1996             1995            1994            1993
                                              ---------------  ---------------  ---------------  --------------  --------------
BALANCE SHEET DATA:
Working capital.............................  $      27,868    $      30,995    $       4,061    $     15,694    $      2,576
Total assets................................        103,310          100,466           69,194          39,538          17,313
Long-term debt(6)...........................         31,165           31,996               --              --             167
Capital lease obligations(6)................          1,007            1,295            3,120           2,930           3,262
Total stockholders' equity..................         41,703           40,918           25,611          20,721           3,313

------------------------

(1) During fiscal 1996, Ultimate changed its accounting method for preopening expenses, resulting in a cumulative effect adjustment of ($0.17) per share, net of taxes. The income statement data includes certain pro forma adjustments for the years prior to fiscal 1996 to reflect this change in accounting method.

(2) Prior to October 15, 1993, Ultimate was not subject to income taxes because of its S corporation status. The income statement data includes certain pro forma adjustments to reflect a provision for income taxes as if Ultimate had been paying federal and state income taxes as a C corporation throughout the periods presented at the rate applicable in each period.

(3) Calculated based upon the average of end-of-month inventory levels.

(4) Excludes warehouse sales.

(5) Comparable store sales are for stores open at least 13 months and exclude recently relocated and expanded stores for 13 months after their completion date.

(6) Less current portions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of results of operations and financial condition should be read in conjunction with ultimate's historical financial statements and notes thereto appearing elsewhere in this report.

    RESULTS OF OPERATIONS. The following table is derived from Ultimate's statements of income for the periods indicated and presents the results of operations as a percentage of net sales.

                                                          PERCENTAGE OF NET SALES FOR THE
                                                              YEARS ENDED JANUARY 31,
                                                       -------------------------------------
                                                          1997         1996         1995
                                                       -----------  -----------  -----------
Net sales............................................      100.0%       100.0%       100.0%
Cost of goods sold...................................       73.5         73.2         73.1
                                                           -----        -----        -----
Gross profit.........................................       26.5         26.8         26.9
Selling, general and administrative expenses.........       24.8         23.6         22.0
                                                           -----        -----        -----
Income from operations...............................        1.7          3.2          4.9
Interest expense, net................................        1.2          0.8          0.2
                                                           -----        -----        -----
Income before taxes and accounting change............        0.5          2.4          4.7
Income taxes.........................................        0.2          0.9          1.7
                                                           -----        -----        -----
Income before effect of change in accounting
  method.............................................        0.3          1.5          3.0
Pro forma effect of change in accounting method......      --           --            (0.4)
                                                           -----        -----        -----
Pro forma net income.................................        0.3%         1.5%         2.6%
                                                           -----        -----        -----
                                                           -----        -----        -----

    FISCAL 1997 COMPARED TO FISCAL 1996. For the year ending January 31, 1997, sales were $261.2 million, a 4% increase from sales of $251.8 million for the same period in the prior year. The increase in sales during fiscal 1997 was due primarily to the opening of new stores in Utah, Idaho and Oklahoma since July 1995 and the relocation and expansion of three of its Colorado stores. Comparable store sales decreased 16% for the year ended January 31, 1997 compared to a decrease of 2% in comparable store sales for the year ended January 31, 1996. The decrease in comparable store sales over the past year was due in part to a sluggish retail environment for consumer electronics and increased competition in Ultimate's markets.

    Gross profit in fiscal 1997 increased 3% to $69.3 million (26.5% of net sales) from $67.5 million (26.8% of net sales) in fiscal 1996. The increase in gross profit was directly related to the increase in sales.

    Selling, general and administrative expenses in fiscal 1997 increased 9% to $64.8 million (24.8% of net sales) from $59.5 million (23.6% of net sales) in fiscal 1996. The percentage increase in selling, general and administrative expenses was due primarily to increased advertising expenses that were incurred to establish Ultimate's name in the new markets it entered. In addition, depreciation, rent and property taxes increased in fiscal 1997 due to the number of stores with larger formats in operation for an entire year and the additional costs associated with the new warehouse, office, service and store facility (the "Thornton Facility").

    As a result of the foregoing, income from operations in fiscal 1997 decreased 44% to $4.5 million (1.7% of net sales) from $7.9 million (3.2% of net sales) in fiscal 1996.

    Interest expense, net in fiscal 1997 increased to $3.2 million from $1.9 million in fiscal 1996 due to higher average amounts outstanding under Ultimate's revolving line of credit that was used for new store expansion over the past year and additional interest expense from the 10.25% First Mortgage Bonds due January 31, 2005 (the "Bonds") used for the construction of Ultimate's new Thornton Facility. Ultimate's effective tax rate of 37.4% in fiscal 1997 increased slightly from the 36.9% tax rate in fiscal 1996.

    FISCAL 1996 COMPARED TO FISCAL 1995. Net sales for fiscal 1996 increased 53% to $251.8 million from $165.1 million in fiscal 1995. The increase in sales during fiscal 1996 was due primarily to the opening of new stores in Nevada, New Mexico, Utah, Idaho and Oklahoma since October 1994. Comparable store sales decreased 2% for the year ended January 31, 1996 compared to an increase of 29% in comparable store sales for the year ended January 31, 1995. The small decrease in comparable store sales over the past year was due in part to a sluggish retail environment, particularly in the fourth quarter of fiscal 1996, increased competition in Ultimate's markets during the past year and the opening of new stores within markets Ultimate already serves which store openings adversely affected sales at the existing stores in these markets.

    Gross profit in fiscal 1996 increased 52% to $67.5 million (26.8% of net sales) from $44.5 million (26.9% of net sales) in fiscal 1995. The increase in gross profit was directly related to the increase in sales.

    Selling, general and administrative expenses in fiscal 1996 increased 64% to $59.5 million (23.6% of net sales) from $36.3 million (22.0% of net sales) in fiscal 1995. The increase in selling, general and administrative expenses as a percentage of sales was due primarily to an increase in net advertising expenses as Ultimate entered new markets.

    As a result of the foregoing, income from operations in fiscal 1996 decreased 3% to $7.9 million (3.2% of net sales) from $8.2 million (4.9% of net sales) in fiscal 1995.

    Interest expense in fiscal 1996 increased to $1.9 million from $407,000 in fiscal 1995 reflecting higher borrowings used for expansion and the additional inventory necessary for the new stores. Ultimate's effective tax rate of 36.9% in fiscal 1996 decreased slightly from the 37.3% tax rate in fiscal 1995 due primarily to Ultimate entering markets where no state income tax is assessed.

    Effective February 1, 1995, Ultimate changed its accounting method for preopening expenses and began expensing costs as incurred. This change resulted in a one time charge to income of $988,000 (net of taxes) or 17 cents per share for the year ended January 31, 1996.

    LIQUIDITY AND CAPITAL RESOURCES. Historically, Ultimate's primary sources of liquidity have been net cash from operations and from revolving credit lines and term loans. Over the last three and one-half years, Ultimate has expanded its operations outside Colorado and now operates stores in six states.

Ultimate has funded this expansion in part through two public offerings of its common stock. Ultimate's initial public offering in October 1993 resulted in net proceeds of $18.2 million (net of underwriting discounts). Ultimate completed a second offering of Ultimate Stock in November 1995 and received net proceeds of $12.7 million (net of underwriting discounts).

    In March 1995, Ultimate received proceeds of $12.3 million (net of the underwriting discount and other associated costs) from the sale of $13.0 million aggregate principal amount of the Bonds (the "Bond Offering"). The proceeds of the Bond Offering were used to fund a substantial portion of the construction of Ultimate's Thornton Facility. Interest on the Bonds accrues at the rate of 10.25% per year until maturity or earlier redemption. Ultimate is required to redeem $3.25 million aggregate principal amount of the Bonds annually (reduced to the extent of the bonds purchased or redeemed by Ultimate earlier) on January 31, 2002 and on January 31 of each of the three years thereafter, at a redemption price equal to par plus accrued interest to the date of redemption. The Bonds are not redeemable prior to March 31, 2000 and are secured by the Thornton Facility.

    Net cash provided by operations was $8.1 million for the year ended January 31, 1997 compared to net cash used in operations of $10.7 million for the year ended January 31, 1996. The increase in cash provided by operations over the past year was primarily the result of stabilized inventory and accounts receivable levels as Ultimate completed its prior year expansion into new markets.

    Ultimate intends to continue its expansion into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with its larger format stores. As part of this expansion process, on March 4, 1997, Ultimate announced the signing of a Merger Agreement with Audio King. Audio King, a consumer specialty electronics company, operates eleven retail stores; eight in Minnesota, two in Iowa and one in South Dakota. In fiscal 1998, Ultimate expects to relocate and expand two of its Colorado stores to its larger store format. In fiscal 1999, Ultimate expects to expand or relocate and expand at least two of the Audio King stores into Ultimate's larger store format.

    Ultimate's primary capital requirements are directly related to expenditures for new store openings and the remodeling and upgrading of existing store locations. The increase over the past two fiscal years in the purchase of property and equipment is a result of these capital requirements. With the exception of Thornton, all stores opened in the last two fiscal years have been leased. Capital expenditures to open these new stores have averaged $2.3 million, excluding preopening costs ranging from $300,000 to $600,000. Capital expenditures to relocate and expand existing stores in fiscal 1998 are expected to average $2.0 million per store, excluding preopening expenses ranging from $100,000 to $300,000. Preopening costs include such items as advertising prior to opening, recruitment and training of new employees and any costs of early termination of store leases. Effective February 1, 1995, Ultimate changed its method of accounting for preopening expenses and began expensing preopening costs as incurred prior to the relocation or opening of a new store. Ultimate's financial statements for the year ended January 31, 1996 reflect the cumulative effect of this change in accounting method. The initial inventory requirement for Ultimate's new larger format stores averages approximately $2.4 million per store, approximately $1.0 million of which is financed through trade credit.

    In May 1995, Ultimate completed a sale/leaseback transaction with Cirque Property L.C. for $5.6 million for a store and adjacent retail space located in Las Vegas, Nevada. Proceeds of the sale were used to pay down a portion of Ultimate's revolving line of credit.

    Ultimate executed a new revolving line of credit agreement with Norwest Bank Colorado, N.A. on November 21, 1996 that expires on September 30, 1998. Borrowings under the revolving line of credit are limited to the lesser of $35 million or 70% of eligible inventory. The highest amount outstanding during the term of this agreement was $25.7 million. Borrowings under this credit facility in the amount of $17.2 million were outstanding as of January 31, 1997. Due to lower than expected sales performance in the fourth quarter of fiscal 1997, Ultimate was in violation of certain of its financial covenants under the current credit agreement and received a waiver from the bank for the violations. On March 11, 1997, the credit agreement was amended to reduce the minimum net worth requirement and the maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Management believes Ultimate's operations for fiscal 1998 will be sufficient to enable Ultimate to be in compliance with the amended covenants for all periods of fiscal year 1998. Accordingly, amounts payable under the term loan agreement are classified as long term in the accompanying balance sheet. Ultimate expects to borrow an additional three to five million dollars under a term loan agreement with its primary lender to cover acquisition costs associated with the proposed merger with Audio King and expects borrowings under the current line of credit to increase six to nine million dollars to retire Audio Kings' current debt.

    Ultimate believes that its cash flow from operations and borrowings under existing and new credit facilities will be sufficient to fund Ultimate's operations, purchase of Audio King and associated acquisition costs, and its store relocation plans for fiscal 1998. There can be no assurance that Ultimate will not experience significant delays, cost overruns or completion problems in connection with the relocation of existing stores or the acquisition of Audio King. Moreover, there can be no assurance that the capital requirements for Ultimate's stores will not exceed Ultimate's current estimates. In order to fund the capital requirements for its anticipated expansion plans beyond fiscal 1998, Ultimate will be required to seek additional financing, which may take the form of expansion of its existing credit facility or possibly additional debt or equity financings. There can be no assurance that Ultimate will be able to obtain such funds on favorable terms, if at all.

    SEASONALITY. Ultimate's business is affected by seasonal consumer buying patterns. As is the case with other retailers, Ultimate's sales and profits have been greatest in the fourth quarter (which includes the Christmas selling season). Due to a slower than expected Christmas selling season during fiscal 1997, Ultimate's sales were substantially below expectations during these months and Ultimate's annual results were affected in an adverse and disproportionate manner. Operating results are dependent upon a number of factors, including discretionary consumer spending, which is in turn affected by local, regional or national economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates and taxation. Ultimate's quarterly results of operations may fluctuate significantly as a result of a number of factors, including the timing of new or relocated and expanded store openings and related expenses, the success of new stores and the impact of new stores on existing stores, among others. As Ultimate has opened additional stores or relocated and expanded stores within markets it already serves, sales at existing stores have been adversely affected. Such adverse effects may occur in the future. Ultimate's quarterly operating results also may be affected by increases in merchandise costs, price changes in response to competitive factors, new and increased competition, product availability and the costs associated with the opening of new stores.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           ULTIMATE ELECTRONICS, INC.
                         INDEX TO FINANCIAL STATEMENTS


  Report of Ernst & Young LLP........................................................        10

  Statements of Income for the years ended January 31, 1997, 1996 and 1995...........        11

  Balance Sheets at January 1997 and 1996............................................        12

  Statements of Stockholders' Equity for the years ended January 31, 1997, 1996 and
    1995.............................................................................        13

  Statements of Cash Flows for the years ended January 31, 1997, 1996 and 1995.......        14

  Notes to Financial Statements......................................................        15


                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of Ultimate Electronics, Inc.:

    We have audited the accompanying balance sheets of Ultimate Electronics, Inc. as of January 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultimate Electronics, Inc. at January 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1997 in conformity with generally accepted accounting principles.

    As discussed in Note 5, effective February 1, 1995, the Company changed its method of accounting for store preopening expenses.

                                          /s/ ERNST & YOUNG LLP

Denver, Colorado
March 7, 1997

                           ULTIMATE ELECTRONICS, INC.
                              STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     YEAR ENDED JANUARY 31,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
NET SALES....................................................................  $  261,154  $  251,807  $  165,069
Cost of goods sold...........................................................     191,903     184,343     120,588
                                                                               ----------  ----------  ----------
GROSS PROFIT.................................................................      69,251      67,464      44,481
Selling, general and administrative expenses.................................      64,786      59,525      36,276
                                                                               ----------  ----------  ----------
INCOME FROM OPERATIONS.......................................................       4,465       7,939       8,205
Interest expense, net........................................................       3,210       1,866         407
                                                                               ----------  ----------  ----------
Income before taxes and cumulative effect of change in accounting method.....       1,225       6,073       7,798
Income taxes.................................................................         470       2,241       2,908
                                                                               ----------  ----------  ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD...............         785       3,832       4,890
Cumulative effect of change in accounting for preopening expenses, net of
 taxes                                                                             --            (988)     --
                                                                               ----------  ----------  ----------
NET INCOME...................................................................  $      785  $    2,844  $    4,890
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Historical income before cumulative effect of change in accounting
    method...................................................................                               4,890
  Pro forma effect of change in accounting method, net of taxes..............                                (678)
                                                                                                       ----------
PRO FORMA NET INCOME.........................................................                          $    4,212
                                                                                                       ----------
                                                                                                       ----------
EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD...              $      .65
Cumulative effect of change in accounting for preopening expenses, net of
 taxes.......................................................................                    (.17)
                                                                                           ----------
EARNINGS PER SHARE...........................................................  $      .11  $      .48  $      .88
PRO FORMA EARNINGS PER SHARE.................................................                                 .76
Weighted average shares outstanding..........................................       6,995       5,906       5,583

                            See accompanying notes.

                           ULTIMATE ELECTRONICS, INC.

                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 JANUARY 31,
                                                                                             --------------------
                                                                                               1997       1996
                                                                                             ---------  ---------
                                                     ASSETS
Current assets:
  Cash and cash equivalents................................................................  $     764  $     979
  Accounts receivable......................................................................     13,788     16,406
  Merchandise inventories..................................................................     41,414     38,053
  Prepaid expenses and other...............................................................        642        885
  Deferred tax assets......................................................................     --            262
                                                                                             ---------  ---------
Total current assets.......................................................................     56,608     56,585
Property and equipment at cost:
  Furniture, fixtures and equipment........................................................     18,462     16,964
  Leasehold improvements...................................................................     16,320     10,979
  Autos and trucks.........................................................................        349        341
  Land buildings...........................................................................     17,773     15,048
  Construction-in-progress.................................................................        632      3,414
                                                                                             ---------  ---------
                                                                                                53,536     46,746
  Less accumulated depreciation............................................................     (8,904)    (5,243)
                                                                                             ---------  ---------
                                                                                                44,632     41,503
Property under capital leases, including related parties, net..............................      1,019      1,283
Other assets...............................................................................      1,051      1,095
                                                                                             ---------  ---------
Total assets...............................................................................  $ 103,310  $ 100,466
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................................................................  $  21,651  $  16,972
  Accrued liabilities......................................................................      6,257      8,163
  Current portion of term loans............................................................        262        198
  Current portion of capital lease obligations, including related parties..................        287        257
  Deferred tax liability...................................................................        283     --
                                                                                             ---------  ---------
Total current liabilities..................................................................     28,740     25,590
Note payable...............................................................................     17,237     18,000
Term loans, less current portion...........................................................        928        996
Bonds payable..............................................................................     13,000     13,000
Capital lease obligations, including related parties less current portion..................      1,007      1,295
Deferred tax liability.....................................................................        695        667
                                                                                             ---------  ---------
Total liabilities..........................................................................     61,607     59,548
Commitments
Stockholder's equity:
  Preferred stock, par value $.01 per share
    Authorized shares--10,000,000
    No shares issued and outstanding.......................................................     --         --
  Common stock, par value $.01 per share
    Authorized shares--10,000,000
    Issued and outstanding shares, 6,995,000 at January 31, 1997 and 1996..................         70         70
  Additional paid-in capital...............................................................     31,009     31,009
  Retained earnings........................................................................     10,624      9,839
                                                                                             ---------  ---------
Total stockholders' equity.................................................................     41,703     40,918
                                                                                             ---------  ---------
Total liabilities and stockholders' equity.................................................  $ 103,310  $ 100,466
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                            See accompanying notes.

                           ULTIMATE ELECTRONICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                COMMON STOCK        ADDITIONAL
                                                           -----------------------    PAID-IN    RETAINED
                                                             SHARES      AMOUNT       CAPITAL    EARNINGS     TOTAL
                                                           ----------  -----------  -----------  ---------  ---------
BALANCES, JANUARY 31, 1994...............................   5,500,000   $      55    $  18,561   $   2,105  $  20,721
  Net income.............................................                                            4,890      4,890
                                                           ----------         ---   -----------  ---------  ---------
BALANCES, JANUARY 31, 1995...............................   5,500,000          55       18,561       6,995     25,611
  Proceeds from issuance of common stock, net of offering
    costs................................................   1,495,000          15       12,448                 12,463
  Net income.............................................                                            2,844      2,844
                                                           ----------         ---   -----------  ---------  ---------
BALANCES, JANUARY 31, 1996...............................   6,995,000          70       31,009       9,839     40,918
  Net income.............................................                                              785        785
                                                           ----------         ---   -----------  ---------  ---------
BALANCES, JANUARY 31, 1997...............................   6,995,000   $      70    $  31,009   $  10,624  $  41,703
                                                           ----------         ---   -----------  ---------  ---------
                                                           ----------         ---   -----------  ---------  ---------

                            See accompanying notes.

                           ULTIMATE ELECTRONICS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       YEAR ENDED JANUARY 31,
                                                                                  ---------------------------------
                                                                                    1997        1996        1995
                                                                                  ---------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................................  $     785  $    2,844  $    4,890
Adjustments to reconcile net income to net cash provided by (used in) operating activities
  Cumulative effect of change in accounting method (net of taxes)...............     --             988      --
  Depreciation and amortization.................................................      4,449       3,425       1,843
  Deferred tax expense..........................................................        573         597         885
  Changes in operating assets and liabilities:
    Accounts receivable.........................................................      2,618      (5,649)     (5,037)
    Merchandise inventories.....................................................     (3,361)     (9,127)    (13,199)
    Prepaid expenses and other..................................................        243           6      (1,459)
    Other assets................................................................         44        (795)        (34)
    Accounts payable and accrued liabilities....................................      2,773      (2,982)     12,562
                                                                                  ---------  ----------  ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.............................      8,124     (10,693)        451
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net........................................     (7,314)    (27,342)    (17,536)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in note payable......................................................       (763)      6,500      11,500
Proceeds from bonds payable.....................................................     --          13,000      --
Proceeds from sale/leaseback of property and equipment..........................     --           5,614      --
Proceeds from term loans........................................................        225       1,211      --
Principal payments on term loans and capital lease obligations..................       (487)     (2,012)       (427)
Proceeds from issuance of common stock, net.....................................     --          12,463      --
                                                                                  ---------  ----------  ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.............................     (1,025)     36,776      11,073
                                                                                  ---------  ----------  ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.......................................       (215)     (1,259)     (6,012)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................        979       2,238       8,250
                                                                                  ---------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................  $     764  $      979  $    2,238
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................................................  $   3,210  $    2,033  $      476
    Income taxes................................................................        353       2,248       1,212

                            See accompanying notes.

                           ULTIMATE ELECTRONICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

    BACKGROUND

    Ultimate Electronics, Inc., a Delaware corporation (the "Company"), is a consumer electronics retailer engaged in selling a wide range of audio and video components and home office equipment. The Company currently operates eighteen stores, including nine stores in Colorado under the trade name SoundTrack and nine stores in Idaho, Nevada, New Mexico, Oklahoma and Utah under the trade name Ultimate Electronics.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    INVENTORIES

    The Company states merchandise inventories at the lower of cost (weighted average cost) or market.

    DEPRECIATION AND AMORTIZATION

    Depreciation is provided principally using the straight-line method based upon the following useful lives:

Furniture, fixtures and equipment.....................  5 - 7 years
Leasehold improvements................................  7 - 20 years
Autos and trucks......................................  5 years
Property under capital leases.........................  5 - 15 years
Buildings.............................................  30 years

    CAPITALIZED INTEREST

    For the fiscal years ended January 31, 1997, 1996 and 1995, the Company capitalized interest of $160,000, $900,000, and $154,000 respectively, associated with the construction of remodeled stores and the Thornton Facility.

                           ULTIMATE ELECTRONICS, INC.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ACCRUED LIABILITIES (IN THOUSANDS)

    Accrued liabilities are comprised of the following:

                                                                                 JANUARY 31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Compensation...............................................................  $   1,993  $   2,851
Sales taxes................................................................        965      1,181
Customer deposits..........................................................      1,635      1,840
Other......................................................................      1,664      2,291
                                                                             ---------  ---------
Total......................................................................  $   6,257  $   8,163
                                                                             ---------  ---------
                                                                             ---------  ---------

    DEFERRED REVENUE AND COMMISSIONS

    The Company sells extended warranty contracts on behalf of an unrelated party. The contracts extend beyond the normal manufacturer's warranty period, usually with terms of coverage (including the manufacturer's warranty period) between 12 and 60 months. Extended warranty contracts are accounted for in accordance with FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts."

    All revenue and direct costs, principally sales commissions, from the sale of the Company's own extended warranty contracts sold prior to January 31, 1997 have been deferred and amortized on a straight-line basis over the life of the contracts. All other costs, including the cost of repairs, are charged to expense as incurred.

    ADVERTISING COSTS AND COOPERATIVE REVENUE

    In accordance with Statement of Position 93-7, "Reporting on Advertising Costs," all advertising costs are deferred until the first time the advertising takes place. In addition, the Company accrues rebates based upon varying percentages of inventory purchases and records such amounts as a reduction of advertising expense. The Company also deducts amounts for cooperative advertising directly from payment to manufacturers for inventory purchases based on individual agreements with the Company's manufacturers. Net advertising expense charged to operations was $5,485,000, $3,924,000 and $1,277,000 for the years ended January 31, 1997, 1996 and 1995, respectively.

    EARNINGS PER SHARE OF COMMON STOCK

    Earnings per share of common stock for the year ended January 31, 1997 are based on (i) 6,995,000 outstanding shares of common stock and (ii) no outstanding shares of common stock to give effect to the potential exercise of options under the Company's stock option plans (Note 6). Earnings per share of common stock for the year ended January 31, 1996 are based on (i) 5,500,000 outstanding shares of common stock for the entire year and an additional 1,495,000 outstanding shares since November 1, 1995 and (ii) 45,231 outstanding shares of common stock to give effect to the potential exercise of options under the Company's stock option plans. Earnings per share of common stock for the year ended January 31, 1995 are based on (i) 5,500,000 outstanding shares of common stock and (ii) 83,224 outstanding shares to give effect to the potential exercise of options under the Company's stock option plans.

                           ULTIMATE ELECTRONICS, INC.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    LONG LIVED ASSETS

    In March, 1995 the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), which required impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted the provisions of SFAS 121 in the first quarter of fiscal 1997, with no material effect to its financial statements.

    CERTAIN RECLASSIFICATIONS

    Certain reclassifications have been made to the fiscal 1995 and 1996 financial statements to conform with the fiscal 1997 financial statement presentation.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments, including cash, accounts receivable, note payable and other long-term debt, have fair values which approximate their recorded values as the financial instruments are either short term in nature or carry interest rates which approximate market rates except bonds payable, which are trading at 92% of face value at January 31, 1997.

2. PUBLIC STOCK OFFERINGS

    On October 15, 1993, the Company completed an initial public offering (the "Offering") for the sale of 2,000,000 shares of common stock at the Offering price of $8.50 per share. The Company received proceeds from the Offering of $15,432,000, net of all offering costs. On November 12, 1993, the Underwriters exercised an option to purchase 300,000 additional shares of common stock to cover overallotments. Net proceeds to the Company, after deducting all offering costs, were $2,373,000. From the proceeds of the Offering, the Company made an S corporation distribution of $3,250,000 to the Company's principal Stockholders prior to the Offering.

    On November 1, 1995, the Company completed a second public offering (the "Second Offering") for the sale of 1,300,000 shares of common stock at the Second Offering price of $9.00 per share. The Company received proceeds from the Second Offering of $10,810,000, net of all offering costs. On December 1, 1995, the Underwriters exercised an option to purchase 195,000 additional shares of common stock to cover over-allotments. Net proceeds to the Company, after deducting all offering costs, were $1,653,000. The proceeds of the Second Offering were used by the Company to reduce amounts outstanding under its revolving line of credit.

3. NOTE PAYABLE

    On November 21, 1996, the Company amended the terms of its revolving line of credit agreement with Norwest Bank Colorado, N.A. Under the amended terms, borrowings on the revolving line of credit are limited to the lesser of $35,000,000 or 70% of merchandise inventory. The agreement expires on September 30, 1998, at which time all outstanding principal borrowings are due. Borrowings bear interest, which are payable monthly, based on a blend of LIBOR plus 3.05% (weighted average of 8.59% at January 31, 1997) or the bank's prime rate (8.25% at January 31, 1997). Amounts outstanding under the

                           ULTIMATE ELECTRONICS, INC.

3. NOTE PAYABLE (CONTINUED)
agreement were $17.2 million as of January 31, 1997. Borrowings are secured by accounts receivable, inventories and equipment. A commitment fee of .125% per annum is payable, monthly in arrears, on the difference between the commitment and the daily average sum of the aggregate outstanding principal balance of the borrowings.

    Under the provisions of the $35,000,000 revolving line of credit agreement discussed above, subject to amendments, the Company was required, among other things, to maintain (i) a current ratio (as defined in the agreement) of at least 1.10 to 1.00 computed monthly; and (ii) a minimum net worth (as defined in the agreement) of at least $42,000,000 at December 31, 1996 to and including December 30, 1997, $44,500,000 from December 31, 1997 to and including September 30, 1998, and to meet certain working capital and liabilities to tangible net worth ratios; and (iii) a maximum ratio of funded debt (as defined in the agreement) to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.5 to 1.0 for each of the fiscal quarters beginning January 31, 1997 through the expiration of the agreement.

    Due to the lower than expected sales performance in the fourth quarter of fiscal 1997, the Company's minimum net worth was approximately $41,700,000, and the maximum funded debt to EBITDA ratio was 3.67 to 1.0 at January 31, 1997. The Company received a waiver from the bank for these two covenant violations at January 31, 1997. On March 11, 1997, the credit agreement was amended to reduce the minimum net worth requirement to $41,000,000 for the months ended February 28, 1997 through November 30, 1997, after which time, the minimum net worth increases to $43,000,000 for the months ended December 31, 1997 through September 30, 1998. The maximum ratio of funded debt to EBITDA was amended to
4.0 to 1.0 for the first and second quarters of fiscal year 1998, and to 3.5 to
1.0 and 3.0 to 1.0 for the third and fourth quarters of fiscal year 1998, respectively. Management believes the Company's operations for fiscal year 1998 will be sufficient to enable the Company to be in compliance with the amended minimum net worth and maximum funded debt to EBITDA covenants for all periods of fiscal year 1998. Accordingly, amounts payable under the term loan agreement are classified as long-term in the accompanying balance sheets.

4. BONDS PAYABLE

    On March 23, 1995, the Company completed an offering for the sale of $13,000,000 aggregate principal amount of Bonds. Interest on the Bonds accrues at the rate of 10.25% per year until maturity or earlier redemption and is payable on the last day of each month. The Company is required to redeem $3.25 million aggregate principal amount of the Bonds annually (reduced to the extent of the Bonds purchased or redeemed by the Company earlier) on January 31, 2002 and on January 31 of each of the three years thereafter, at a redemption price equal to par plus accrued interest to the date of redemption. The Bonds are redeemable by the Company at any time after March 31, 2000. The Bonds are full recourse obligations of the Company and are secured by, among other things, a first priority lien on the Company's real property, including all facilities and fixtures thereon, located at the Thornton Facility. The purchase, construction and development of the property was financed in part by the net proceeds of the Bonds.

5. PREOPENING EXPENSES

    In the fourth quarter of fiscal 1996, the Company changed its method of accounting for preopening expenses. With this change, which has been recorded as if it occurred at the beginning of fiscal 1996, the Company will expense preopening costs as incurred rather than capitalizing such costs and amortizing them over twelve months for a new store and six months for a remodeled store. The Company believes this

                           ULTIMATE ELECTRONICS, INC.

5. PREOPENING EXPENSES (CONTINUED)
new method is preferable because it results in a more conservative presentation of financial position and results of operations and is a more prevalent practice amongst other companies in its industry. This method resulted in a charge to income of $988,000, net of $577,000 for income taxes, or 17 cents per share for the year ended January 31, 1996.

    The effect of this accounting change was to increase (decrease) income before the cumulative effect of the change in accounting method and earnings per share for fiscal years 1996 and 1995 as follows:

                                                                                NET INCOME
                                                                         -------------------------
YEAR ENDING                                                                TOTAL       PER SHARE
-----------------------------------------------------------------------  ----------  -------------
January 31, 1996.......................................................     141,000          .02
January 31, 1995.......................................................    (678,000)        (.12)

6. STOCK OPTION PLANS

    Under the terms of the employees' stock option plan (the "Plan"), the Company may grant to officers, employees and consultants awards of options to purchase shares of common stock and other types of awards. The Plan, as most recently amended in fiscal 1997, provides for an authorization of 900,000 shares of common stock. Under the terms of the nonemployee directors' stock option plan (the "Directors' Plan"), the Company may grant to nonemployee directors awards of stock options. The Directors' Plan provides for an initial authorization of 20,000 shares of common stock. Each nonemployee director receives options to purchase 2,000 shares of common stock effective February 1 of each year, which options are exercisable one year from the date of grant. At January 31, 1997, options to purchase 12,000 shares of common stock were outstanding under the Directors' Plan, of which 8,000 are currently exercisable. A disinterested compensation committee of the Board of Directors determines the persons to whom employee awards are granted, the type of award granted, the number of shares granted, the vesting schedule and the term of any option (which cannot exceed ten years). The exercise price for incentive stock options for employees and non-qualified options for outside directors is the market value of the underlying common stock at the date of grant. Options issued to the Chairman of the Board are at an exercise price of 110% of market value of the underlying common stock at the date of grant. No options have been exercised and no performance awards have been granted under the Plan.

    On January 31, 1997, the Compensation Committee repriced all employee options at the exercise price of $3.00 (the Chairman of the Boards' options were repriced to $3.30) with the original vesting schedule. The market value of the underlying common stock was $3.00 on January 31, 1997. The number of options held by the executive officers was reduced from 490,000 to 322,600 in exchange for the repriced options.

                           ULTIMATE ELECTRONICS, INC.

6. STOCK OPTION PLANS (CONTINUED)
    Changes in the employees' stock option plan outstanding (and option exercise prices for such options) are as follows:

                                                                             YEAR ENDED JANUARY 31,
                                                                         -------------------------------
                                                                           1997       1996       1995
                                                                         ---------  ---------  ---------
Options outstanding at beginning of year...............................    480,000    447,000    312,000
Granted ($3.25 to $12.875).............................................     95,000     60,000    135,000
Canceled ($6.6875 to $12.875)..........................................    170,150     27,000     --
                                                                         ---------  ---------  ---------
Options outstanding at end of year.....................................    404,850    480,000    447,000
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------
Options exercisable at end of year.....................................    118,042    121,250     52,000
Options available for grant at end of year.............................    495,150    220,000     53,000

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to January 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant or the date of repricing using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.5%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock for fiscal years 1997 and 1996, respectively, of .573 and
 .436, and a weighted-average expected life of the options of 5 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

    The Company's pro forma information follows:

                                                                         1997         1996
                                                                      ----------  ------------
Pro forma net income................................................  $  688,000  $  2,805,000
Pro forma earnings per share........................................  $     0.10  $       0.47

                           ULTIMATE ELECTRONICS, INC.

7. PROVISION FOR INCOME TAXES (IN THOUSANDS)

    Under the liability method of accounting for income taxes as prescribed by FASB Statement No. 109, "Accounting for Income Taxes", deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the provision for income taxes as of January 31, 1997, 1996 and 1995 are as follows:

                                                                    CURRENT     DEFERRED      TOTAL
                                                                  -----------  -----------  ---------
January 31, 1997
  Federal.......................................................   $     (90)   $     501   $     411
  State.........................................................         (13)          72          59
                                                                  -----------       -----   ---------
    Total.......................................................   $    (103)   $     573   $     470
                                                                  -----------       -----   ---------
                                                                  -----------       -----   ---------
January 31, 1996
  Federal.......................................................   $   1,453    $     528   $   1,981
  State.........................................................         191           69         260
                                                                  -----------       -----   ---------
    Total.......................................................   $   1,644    $     597   $   2,241
                                                                  -----------       -----   ---------
                                                                  -----------       -----   ---------
January 31, 1995
  Federal.......................................................   $   1,771    $     775   $   2,546
  State.........................................................         252          110         362
                                                                  -----------       -----   ---------
    Total.......................................................   $   2,023    $     885   $   2,908
                                                                  -----------       -----   ---------
                                                                  -----------       -----   ---------

    The following is a reconciliation of the provision for income taxes to the federal statutory rate for the years ended January 31, 1997, 1996 and 1995:

                                                                         YEAR ENDED JANUARY 31,
                                                                     -------------------------------
                                                                       1997       1996       1995
                                                                     ---------  ---------  ---------
Income taxes at the federal statutory rate.........................  $     427  $   2,065  $   2,651
State income taxes, net of federal benefit.........................         41        172        257
Other..............................................................          2          4     --
                                                                     ---------  ---------  ---------
Provision for income taxes.........................................  $     470  $   2,241  $   2,908
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

                           ULTIMATE ELECTRONICS, INC.

7. PROVISION FOR INCOME TAXES (IN THOUSANDS) (CONTINUED)
    The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at January 31, 1997 and 1996 are as follows:

                                                                               JANUARY 31,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
Deferred tax assets:
  Deferred revenue.......................................................  $  --      $      50
  Accrued liabilities....................................................        260        248
  Valuation reserves.....................................................        207        264
  Uniform capitalization.................................................         80         70
  Capital leases.........................................................         90        100
                                                                           ---------  ---------
                                                                                 637        732
Deferred tax liabilities:
  Volume/cash discounts..................................................       (560)    --
  Co-op advertising......................................................       (270)      (370)
  LIFO deferral..........................................................        (40)       (87)
  Depreciation...........................................................       (745)      (680)
                                                                           ---------  ---------
                                                                              (1,615)    (1,137)
                                                                           ---------  ---------
Net deferred tax liability...............................................  $    (978) $    (405)
                                                                           ---------  ---------
                                                                           ---------  ---------

8. LEASES

    OPERATING LEASES

    The Company leases retail stores under agreements which expire at various dates through 2017. Several leases contain escalation clauses and/or options to renew at negotiated or specified minimum lease payments for periods ranging from two to 15 years beyond the initial noncancelable lease terms. Total rent expense charged to operations was $4,119,000, $3,186,000 and $1,587,000 for the years ended January 31, 1997, 1996 and 1995, respectively.

    In May 1995, the Company completed a sale/leaseback transaction with Cirque Property L.C. for $5.6 million for a store and adjacent retail space located in Las Vegas, Nevada.

    CAPITAL LEASES, INCLUDING RELATED PARTY LEASES (IN THOUSANDS)

    The following property is held under capital leases:

                                                                                 JANUARY 31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Buildings and improvements.................................................  $   1,520  $   1,520
Computer equipment.........................................................        711        711
                                                                             ---------  ---------
                                                                                 2,231      2,231
Less accumulated depreciation..............................................      1,212        948
                                                                             ---------  ---------
                                                                             $   1,019  $   1,283
                                                                             ---------  ---------
                                                                             ---------  ---------

                           ULTIMATE ELECTRONICS, INC.

8. LEASES (CONTINUED)
    The Company leases two retail stores under capital lease agreements with two principal stockholders of the Company. The lease agreements for the two retail stores provide for annual rent increases over the initial noncancelable lease terms. Total rental payments to related parties under these leases, excluding the office and service lease buyout, were $250,000, $645,000 and $620,000 for the years ended January 31, 1997, 1996 and 1995, respectively. The aggregate minimum annual rental commitments as of January 31, 1997 are as follows (in thousands):

                                                                            OPERATING    CAPITAL
                                                                             LEASES      LEASES
                                                                           -----------  ---------
1998.....................................................................   $   4,731   $     438
1999.....................................................................       4,684         444
2000.....................................................................       4,746         309
2001.....................................................................       4,882         161
2002.....................................................................       4,964         166
2003 - 2017..............................................................      49,445         557
                                                                           -----------  ---------
Total minimum lease payments.............................................   $  73,452       2,075
                                                                           -----------
                                                                           -----------
Less amount representing interest........................................                     781
                                                                                        ---------
Present value of net minimum lease payments..............................                   1,294
Less portion due within one year.........................................                     287
                                                                                        ---------
Long term capital lease obligations......................................               $   1,007
                                                                                        ---------
                                                                                        ---------

                           ULTIMATE ELECTRONICS, INC.

9. VALUATION AND QUALIFYING ACCOUNTS

                                                                    BALANCE AT   CHARGED TO
                                                                     BEGINNING    COSTS AND    DEDUCTIONS     BALANCE AT
DESCRIPTION                                                          OF PERIOD    EXPENSES     (DESCRIBE)    END OF PERIOD
------------------------------------------------------------------  -----------  -----------  -------------  -------------
Year ended January 31, 1997
  Deducted from asset accounts:
    Allowance for doubtful accounts...............................   $     251    $     196     $     267(1)   $     180
    Reserve for cash and cooperative advertising discounts........          96          213           237(1)          72
    Allowance for obsolete inventory..............................         344            6            84(2)         266
                                                                         -----        -----         -----          -----
        Total.....................................................   $     691    $     415     $     588      $     518
                                                                         -----        -----         -----          -----
                                                                         -----        -----         -----          -----
Year ended January 31, 1996
  Deducted from asset accounts:
    Allowance for doubtful accounts...............................   $     146    $     403     $     298(1)   $     251
    Reserve for cash and cooperative advertising discounts........         181          140           225(1)          96
    Allowance for obsolete inventory..............................         150          263            69(2)         344
                                                                         -----        -----         -----          -----
        Total.....................................................   $     477    $     806     $     592      $     691
                                                                         -----        -----         -----          -----
                                                                         -----        -----         -----          -----
Year ended January 31, 1995
  Deducted from asset accounts:
    Allowance for doubtful accounts...............................   $     101    $     218     $     173(1)   $     146
    Reserve for cash and cooperative advertising discounts........         144           67            30(1)         181
    Allowance for obsolete inventory..............................         150           15            15(2)         150
                                                                         -----        -----         -----          -----
        Total.....................................................   $     395    $     300     $     218      $     477
                                                                         -----        -----         -----          -----
                                                                         -----        -----         -----          -----

------------------------------

(1) Uncollectible accounts written off, net of recoveries.

(2) Write-offs of obsolete inventory.

10. EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) Savings Plan for the benefit of substantially all employees. The Plan provides for both employee and employer contributions. The Company matches 25% of the employee's contribution limited to 1.5% of the employee's annual compensation subject to limitations set annually by the Internal Revenue Service. The Company's contributions were $235,000, $173,000 and $109,000 for the years ended January 31, 1997, 1996 and 1995, respectively.

                           ULTIMATE ELECTRONICS, INC.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                     ----------------------------------------------
                                                                     APRIL 30    JULY 31   OCTOBER 31   JANUARY 31
                                                                     ---------  ---------  -----------  -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal 1997
Net sales..........................................................  $  59,615  $  57,144   $  60,772    $  83,623
Gross profit.......................................................     14,901     15,734      16,304       22,312
Income (loss) from operations......................................       (293)     1,141       1,143        2,474
Net income (loss)..................................................       (653)       180         190        1,068
Earnings (loss) per share..........................................       (.09)       .03         .03          .15
Fiscal 1996
Net sales..........................................................  $  48,395  $  52,398   $  62,547    $  88,467
Gross profit.......................................................     13,037     14,652      17,010       22,765
Income before cumulative effect of accounting change...............      1,171      1,523       2,444        2,801
Net income (loss)..................................................       (444)       667       1,194        1,427
Earnings (loss) per share..........................................       (.08)       .12         .21          .21

12. SUBSEQUENT EVENT

    On March 4, 1997, the Company announced the signing of a definitive merger agreement pursuant to which the Company will acquire all of the shares of Audio King Corporation ("Audio King") for stock and cash. Audio King, a consumer specialty electronics company, operates 11 retail stores: eight in Minnesota, two in Iowa and one in South Dakota. The merger is subject to various conditions, including approval of Audio King shareholders, registration of the Company's shares to be issued, final approval by the Company's bank, satisfaction of obligations under the Hart, Scott, Rodino Antitrust Improvements Act and completion of due diligence by both parties.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

    1.   FINANCIAL STATEMENTS

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

   23.1        Consent of Independent Auditors.

   27          Financial Data Schedule (1)

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the period from January 31, 1996 to January 31, 1997.

-------------------
(1) Filed with Annual Report on Form 10-K for the fiscal year ended January 31, 1997, filed with the Commission on April 9, 1997.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Thornton, State of Colorado, on this 11th day of April, 1997.

ULTIMATE ELECTRONICS, INC.




By:       /s/ Alan E. Kessock
   -------------------------------------
    Alan E. Kessock
    Vice President, Chief Financial
    Officer, Secretary and a Director
    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                     EXHIBIT DESCRIPTION
-------                   -------------------

23.1                      Consent of Independent Auditors