Form 10-K405/A
period 1997-01-31
ULTIMATE ELECTRONICS INC
filed 1997-06-12
CIK 911626

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      ---------

                                      FORM 10-K/A-2

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
                            YES   X       NO
                                ------        ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 10, 1997 was approximately $11,290,707. The number of outstanding shares of Common Stock as of June 10, 1997 was 6,995,000.

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

                                                                           YEAR ENDED JANUARY 31,
                                              ---------------------------------------------------------------------------------
                                                   1997             1996             1995             1994            1993
                                              ---------------  ---------------  ---------------  --------------  --------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
INCOME STATEMENT DATA:
Net sales...................................  $     261,154    $     251,807    $     165,069    $     88,158    $     62,619
Cost of goods sold..........................        191,903          184,343          120,588          63,536          43,947
                                              ---------------  ---------------  ---------------  --------------  --------------
Gross profit................................         69,251           67,464           44,481          24,622          18,672
Selling, general and administrative
  expenses..................................         64,786           59,525           36,276          20,610          16,104
                                              ---------------  ---------------  ---------------  --------------  --------------
Income from operations......................          4,465            7,939            8,205           4,012           2,568
Interest expense, net.......................          3,210            1,866              407             374             509
                                              ---------------  ---------------  ---------------  --------------  --------------
Income before taxes and cumulative effect of
  change in accounting method...............          1,255            6,073            7,798           3,638           2,059
Income taxes................................            470            2,241            2,908             190              --
                                              ---------------  ---------------  ---------------  --------------  --------------
Income before cumulative effect of change in
  accounting method.........................            785            3,832            4,890           3,448           2,059
Cumulative effect of change in accounting
  for preopening expenses, net of
  taxes(1)..................................             --             (988)              --              --              --
                                              ---------------  ---------------  ---------------  --------------  --------------
Net income..................................  $         785    $       2,844    $       4,890    $      3,448    $      2,059
                                              ---------------  ---------------  ---------------  --------------  --------------
                                              ---------------  ---------------  ---------------  --------------  --------------
Pro forma information:
  Historical income before taxes and
    cumulative effect of change in
    accounting method.......................                                    $       7,798    $      3,638           2,059
  Income taxes or charge in lieu of income
    taxes for S corporation(2)..............                                            2,908           1,355             775
                                                                                ---------------  --------------  --------------
  Pro forma income before cumulative effect
    of change in accounting method..........                                            4,890           2,283           1,284
  Pro forma effect of change in accounting
    method, net of taxes(1).................                                             (678)           (278)             28
                                                                                ---------------  --------------  --------------
  Pro forma net income......................                                    $       4,212    $      2,005    $      1,312
                                                                                ---------------  --------------  --------------
                                                                                ---------------  --------------  --------------
Earnings per share before cumulative
    effect of change in accounting
    method(1)...............................  $          --    $         .65    $          --    $         --    $         --
Earnings per share..........................            .11              .48              .88              --              --
Pro forma earnings per share(1,2)...........             --               --              .76             .48             .37
Weighted average shares outstanding.........          6,995            5,906            5,583           4,188           3,582

                                                                                 JANUARY 31,
                                              ---------------------------------------------------------------------------------
                                                       1997             1996             1995            1994            1993
                                              ---------------  ---------------  ---------------  --------------  --------------
BALANCE SHEET DATA:
Working capital.............................  $      27,868    $      30,995    $       4,061    $     15,694    $      2,576
Total assets................................        103,310          100,466           69,194          39,538          17,313
Long-term debt(3)...........................         31,165           31,996               --              --             167
Capital lease obligations(3)................          1,007            1,295            3,120           2,930           3,262
Total stockholders' equity..................         41,703           40,918           25,611          20,721           3,313

                                                                           YEAR ENDED JANUARY 31,
                                              ---------------------------------------------------------------------------------
                                                   1997             1996             1995             1994            1993
                                              ---------------  ---------------  ---------------  --------------  --------------
OPERATING DATA:
Number of stores open at end of period......             18               18               14              11               9
Inventory turns(4)..........................            4.7              5.1              5.5             6.1             5.2
Average sales per store open during the
  entire period presented(5)................  $  13,906,000    $  14,784,000    $  12,808,000    $  8,358,000    $  6,654,000
Retail sales per weighted average square
  foot of selling space.....................  $         905    $       1,185    $       1,336    $      1,067    $        836
Comparable store sales change(6)............            (16)%             (2)%             29%             24%             17%

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

(3) Less current portions.

(4) Calculated based upon the average of end-of-month inventory levels.

(5) Excludes warehouse sales.

(6) Comparable store sales are for stores open at least 13 months and exclude recently relocated and expanded stores for 13 months after their completion date.

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

    Prior to Ultimate's fiscal year ended January 31, 1996, preopening costs for new stores were deferred until the date of the actual store opening and were amortized over the subsequent twelve months. In fiscal 1996, Ultimate changed its method of accounting for preopening expenses and began expensing preopening costs as incurred. Management believes these types of costs should be expensed as incurred. The change results in a more conservative presentation of financial position and results of operations and is the prevalent presentation of other companies in the consumer electronics industry. Expensing preopening costs as incurred will typically decrease net income in a year when Ultimate opens more stores than in the preceding year and will typically increase net income in a year when Ultimate opens fewer stores than in the preceding year. Preopening costs are the direct incremental costs of opening a new store and consist primarily of personnel costs, travel, occupancy costs and supplies incurred prior to each new store's opening.

    This change in accounting method resulted in a charge to income of $988,000, $1,565,000 less $577,000 for income taxes, or $0.17 cents per share for the year ended January 31, 1996. The effect of expensing preopening costs as incurred for fiscal years 1996, 1995, 1994 and 1993 was to increase (decrease) net income before this change and earnings per share as follows.

                                                                              NET INCOME
                                                                       ------------------------
YEAR ENDING JANUARY 31,                                                   TOTAL      PER SHARE
---------------------------------------------------------------------  -----------  -----------
1996.................................................................  $   141,000   $    0.02
1995.................................................................     (678,000)      (0.12)
1994.................................................................     (278,000)      (0.07)
1993.................................................................       28,000        0.01

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

    In May 1995, Ultimate completed a sale/leaseback transaction with Cirque Property L.C. for $5.6 million for a store and adjacent retail space located in Las Vegas, Nevada. Ultimate leased the property under an operating lease agreement for 20 years and no gain or loss was recorded on the transaction. Proceeds of the sale were used to pay down a portion of Ultimate's revolving line of credit.

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

    ACCOUNTING STANDARDS. In February 1997, the Financial Accounting Standard Board (FASB) issued Statement No. 128, "Earnings Per Share," which is required to be adopted on January 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on prior periods is not expected to be material.

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

                            See accompanying notes.

                           ULTIMATE ELECTRONICS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       YEAR ENDED JANUARY 31,
                                                                                  ---------------------------------
                                                                                    1997        1996        1995
                                                                                  ---------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................................  $     785  $    2,844  $    4,890
Adjustments to reconcile net income to net cash provided by (used in) operating activities
  Cumulative effect of change in accounting method (net of taxes)...............     --             988      --
  Depreciation and amortization.................................................      4,449       3,425       1,843
  Deferred tax expense..........................................................        573         597         885
  Changes in operating assets and liabilities:
    Accounts receivable.........................................................      2,618      (5,649)     (5,037)
    Merchandise inventories.....................................................     (3,361)     (9,127)    (13,199)
    Prepaid expenses and other..................................................        243           6      (1,459)
    Other assets................................................................         44        (795)        (34)
    Accounts payable and accrued liabilities....................................      2,773      (2,982)     12,562
                                                                                  ---------  ----------  ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.............................      8,124     (10,693)        451
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.............................................     (7,314)    (27,342)    (17,536)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term revolving credit agreement...........................     72,227      61,600      45,000
Repayments under long-term revolving credit agreement...........................    (72,990)    (55,100)    (33,500)
Proceeds from bonds payable.....................................................     --          13,000      --
Proceeds from sale/leaseback of property and equipment..........................     --           5,614      --
Proceeds from term loans........................................................        225       1,211      --
Principal payments on term loans and capital lease obligations..................       (487)     (2,012)       (427)
Proceeds from issuance of common stock, net.....................................     --          12,463      --
                                                                                  ---------  ----------  ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.............................     (1,025)     36,776      11,073
                                                                                  ---------  ----------  ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.......................................       (215)     (1,259)     (6,012)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................        979       2,238       8,250
                                                                                  ---------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................  $     764  $      979  $    2,238
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................................................  $   3,210  $    2,033  $      476
    Income taxes................................................................        353       2,248       1,212

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

    REVENUE RECOGNITION

    Revenue is recognized at the time the customer takes possession of the merchandise or such merchandise is delivered to the customer. Net sales, which includes warranty revenue, consists of gross sales less discounts, price guarantees, returns and allowances. The Company grants credit to customers through independent, third-party finance companies, which companies assume the credit risk for the collection of the related accounts receivable. When free interest promotions are offered by the Company, a fee is normally paid by the Company at the time of the transaction. This fee ranges between 1% and 6% of the amount financed by the customer.

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

3. NOTE PAYABLE AND TERM LOANS

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

    The Company has four Commercial Promissory Notes and Security Agreements with Colorado National Leasing, Inc. Borrowings under the loans, less current portions, totaled $928,000 at January 31, 1997 and $996,000 at January 31, 1996. Each loan is for a term of five years, with principal and interest payable monthly. The loans are secured by warehouse equipment and office furniture, and interest rates on the loans range from 8.52% to 8.57%. As of January 31, 1997, the aggregate maturities of the term loans are as follows:

1998............................................................  $  262,000
1999............................................................     286,000
2000............................................................     311,000
2001............................................................     312,000
2002............................................................      19,000
                                                                  ----------
                                                                  $1,190,000
                                                                  ----------
                                                                  ----------

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

6. STOCKHOLDERS' EQUITY

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

    STOCKHOLDER RIGHTS PLAN

    On January 31, 1995, the Company declared a dividend of one right to purchase preferred stock (a "Right") for each outstanding share of common stock to stockholders of record at the close of business on February 10, 1995. Each share of subsequently issued common stock will also incorporate one Right. The Rights will expire on February 10, 2005. Each Right will entitle stockholders, in certain circumstances, to buy one-hundredth of a newly issued share of Series A Junior Participating Preferred Stock (the "Junior Preferred Stock") of the Company at the initial purchase price of $75.00 per share.

    The Rights will be exercisable and transferable apart from the common stock only if a person or group (other than certain exempt persons) acquires beneficial ownership of 15% or more of the common stock, or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the common stock.

    The Company will generally be entitled to redeem the Rights at $.001 per Right at any time until a person or group (other than certain exempt persons) has become the beneficial owner of 15% or more of the common stock. Under the Rights "flip-in" feature, if any such person or group becomes the beneficial owner of 15% or more of the common stock, then each Right not owned by such person or group of certain related parties will entitle its holder to purchase, at the Right's then current purchase price, shares of common stock (or in certain circumstances as determined by the Company's Board, cash, other property or other securities) having a value of twice the Right's purchase price.

    Under the Rights "flip-over" provision, if, after any other person or group (other than certain exempt persons) becomes the beneficial owner of 15% or more of the common stock, the Company is involved in a merger or other business combination transaction with another person, or sells 25% or more of its assets or earning power in one or more transactions, each Right will entitle its holder to purchase, at the Right's then current purchase price, shares of common stock of such other person having a value of twice the Right's purchase price.

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

    In May 1995, the Company completed a sale/leaseback transaction with Cirque Property L.C. for $5.6 million for a store and adjacent retail space located in Las Vegas, Nevada. The Company leased the property under an operating lease agreement for 20 years and no gain or loss was recorded on the transaction because the sale price was equal to the net book value of the assets sold.

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

   23.1        Consent of Independent Auditors.(1)

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Thornton, State of Colorado, on this 12th day of June, 1997.

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