Form 10-Q
period 1997-04-30
ULTIMATE ELECTRONICS INC
filed 1997-06-16
CIK 911626

                                    United States
                          Securities and Exchange Commission
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934
                    For the Quarterly Period Ended April 30, 1997

                                          or

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934
          For the Transition Period From ____________ to ___________

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

The number of outstanding shares of Common Stock as of June 13, 1997 was 6,995,000.

                          ULTIMATE ELECTRONICS, INC.

                                  FORM 10-Q

                                    INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):                            Page No.

          Condensed Balance Sheets as of April 30, 1997 and
           January 31, 1997............................................     3

          Statements of Operations for the three months ended April
           30, 1997 and April 30, 1996.................................     4

          Condensed Statements of Cash Flows for the three months
           ended April 30, 1997 and April 30, 1996.....................     5

          Notes to Condensed Financial Statements......................     6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................    10

Item 2.   Changes in Securities........................................    10

Item 3.   Defaults Upon Senior Securities..............................    10

Item 4.   Submission of Matters to a Vote of Security Holders..........    10

Item 5.   Other Information............................................    10

Item 6.   Exhibits and Reports on Form 8-K.............................    10

PART I.  FINANCIAL INFORMATION

ITEM 1.

                          ULTIMATE ELECTRONICS, INC.
                           CONDENSED BALANCE SHEETS

                            (amounts in thousands)

                                                     (Unaudited)
                                                      April 30,   January 31,
                                                        1997         1997
                                                      --------     --------
ASSETS:

Current assets:
  Cash and cash equivalents                           $  4,138     $    764
  Accounts receivable                                   13,089       13,788
  Merchandise inventories                               39,249       41,414
  Other assets                                             771          642
                                                      --------     --------
    Total current assets                                57,247       56,608

Property and equipment, net                             44,560       44,632
Property under capital leases, including
 related parties, net                                      952        1,019
Other assets                                               996        1,051
                                                      --------     --------
Total assets                                          $103,755     $103,310
                                                      --------     --------
                                                      --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                    $ 21,475     $ 21,651
  Other liabilities                                      5,342        7,089
                                                      --------     --------
    Total current liabilities                           26,817       28,740

Note payable                                            19,897       17,237
Bonds payable                                           13,000       13,000
Term loans                                                 858          928
Capital lease obligations, including
 related parties                                           931        1,007
Deferred tax liability                                     860          695

Commitments

Stockholders' equity:
  Preferred stock, par value $.01 per share
   Authorized shares - 10,000,000
   No shares issued and outstanding                         --           --
  Common stock, par value $.01 per share
   Authorized shares - 10,000,000
   Issued and outstanding shares, 6,995,000
   at April 30, 1997 and January 31, 1997                   70           70
  Additional paid-in capital                            31,009       31,009
  Retained earnings                                     10,313       10,624
                                                      --------     --------
    Total stockholders' equity                          41,392       41,703
                                                      --------     --------
Total liabilities and stockholders' equity            $103,755     $103,310
                                                      --------     --------
                                                      --------     --------

See accompanying notes.

                         ULTIMATE ELECTRONICS, INC.
                          STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

               (amounts in thousands, except per share data)

                                                     Three Months Ended
                                                           April 30,
                                                   -----------------------
                                                     1997            1996
                                                   -------         -------
Net sales                                          $55,508         $59,615
Cost of goods sold                                  41,058          44,714
                                                   -------         -------
Gross profit                                        14,450          14,901
Selling, general and administrative expenses        14,160          15,194
                                                   -------         -------
Income (loss) from operations                          290            (293)
Interest expense, net                                  783             743
                                                   -------         -------
Income (loss) before taxes                            (493)         (1,036)
Provision (benefit) for income taxes                  (182)           (383)
                                                   -------         -------
Net income (loss)                                  $  (311)        $  (653)
                                                   -------         -------
                                                   -------         -------
Earnings (loss) per share of common stock          $  (.04)        $  (.09)
Weighted average shares outstanding                  6,995           6,995

See accompanying notes.

                          ULTIMATE ELECTRONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                             (amounts in thousands)

                                                         Three Months Ended
                                                              April 30,
                                                      -----------------------
                                                        1997            1996
                                                      -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used in) operating activities   $ 1,887         $   (78)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                    (1,040)         (2,663)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from note payable                          2,660           2,000
Proceeds from term loans                                   --             225
Principal payments on term loans and capital lease
 obligations                                             (133)           (109)
                                                      -------         -------
Net cash provided by financing activities               2,527           2,116
                                                      -------         -------
Net increase (decrease) in cash and cash equivalents    3,374            (625)

Cash and cash equivalents at beginning of period          764             979
                                                      -------         -------
Cash and cash equivalents at end of period            $ 4,138         $   354
                                                      -------         -------
                                                      -------         -------

See accompanying notes.

                          ULTIMATE ELECTRONICS, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

                                APRIL 30, 1997

1.  ACCOUNTING POLICIES

    The Company's unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of individual consumers during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended January 31, 1997.

2.  EARNINGS PER SHARE OF COMMON STOCK

    Earnings per share of common stock for the three months ended April 30, 1997 and 1996 are based on 6,995,000 outstanding shares of common stock. Common equivalent shares from the potential exercise of stock options are excluded from the computations as their effect is anti-dilutive.

3.  ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share," which is required to be adopted on January 31, 1998. At that point, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on prior periods is not expected to be material.

4.  MERGER

    On March 4, 1997, the Company announced the signing of a definitive merger agreement pursuant to which the Company will acquire all of the shares of Audio King for stock and cash. Audio King, a consumer specialty electronics company, operates 11 retail stores: eight in Minnesota, two in Iowa and one in South Dakota. The merger is subject to various conditions, including approval of Audio King shareholders, registration of the Company's shares to be issued, final approval by the Company's bank, satisfaction of obligations under the Hart, Scott, Rodino Antitrust Improvement Act and completion of due diligence by both parties.

PART I.   FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations and the financial statements and accompanying notes contain forward-looking information which is subject to risks and uncertainties, including, but not limited to, increases in promotional activities of competitors, further expansion by competitors into the Company's markets, changes in consumer buying attitudes, the presence or absence of new products or product features in the Company's merchandise categories, changes in vendor support for advertising and promotional programs, changes in the Company's merchandise sales mix and general economic conditions. Please refer to a discussion of these and other factors in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Net sales for the three months ended April 30, 1997 decreased 7% to $55.5 million from $59.6 million for the three months ended April 30, 1996. Comparable store sales decreased 15% for the three months ended April 30, 1997 compared to a 9% decrease in comparable store sales for the three months ended April 30, 1996. The decrease in store sales was due in part to a continuing sluggish retail environment for consumer electronics and increased competition in the Company's markets.

Gross profit for the three months ended April 30, 1997 decreased 3% to $14.5 million (26.0% of net sales) from $14.9 million (25.0% of net sales) for the three months ended April 30, 1996. The decrease in gross profit was directly related to the decrease in sales. However, the Company was able to partially offset the impact of the lower sales by increasing the gross profit percentage in the current year period.

Selling, general and administrative expenses for the three months ended April 30, 1997 decreased to $14.2 million (25.5% of net sales) from $15.2 million (25.5% of net sales) for the three months ended April 30, 1996. The $1.0 million decrease in expenses compared to the same period in the prior year was primarily the result of lower sales commissions, bankcard fees and other sales related costs associated with the lower sales volume, as well as reduced advertising and preopening costs. Management has addressed the lower sales trend during the current year by reducing variable costs where appropriate throughout the Company.

As a result of the foregoing, the Company reported income from operations of $290,000 or 0.5% of net sales for the three months ended April 30, 1997, compared to a loss from operations of $293,000 or 0.5% of net sales for the three months ended April 30, 1996.

Interest expense increased to $783,000 for the three months ended April 30, 1997 from $743,000 for the three months ended April 30, 1996 primarily due to a slightly higher interest rate on amounts outstanding under the Company's revolving line of credit.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of liquidity have been net cash from operations and from revolving credit lines and term loans. Over the last three and one-half years, the Company has expanded its operations outside Colorado and now operates stores in six states. The Company has funded this expansion in part through two public offerings of its common stock.

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

Net cash provided by operations was $1.9 million for the three months ended April 30, 1997 compared to net cash used in operations of $78,000 for the three months ended April 30, 1996. The improvement in operating cash flow compared to the prior year period was primarily the result of the Company's efforts to reduce inventory in the current year to levels consistent with the lower sales volume.

The Company intends to continue its expansion into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with its larger format stores. As part of this expansion process, on March 4, 1997, the Company announced the signing of a definitive merger agreement with Audio King Corporation ("Audio King") pursuant to which the Company will acquire all of the shares of Audio King for stock and cash. Audio King, a consumer specialty electronics company, operates 11 retail stores; eight in Minnesota, two in Iowa and one in South Dakota. In fiscal 1998, the Company expects to relocate or consolidate two of its Colorado stores to its larger store format. In fiscal 1999, the Company expects to expand or relocate and expand at least two of the Audio King stores into the Company's larger store format.

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

The Company executed a new revolving line of credit agreement with Norwest Bank Colorado, N.A. on November 21, 1996 that expires on September 30, 1998. Borrowings under the revolving line of credit are limited to the lesser of $35 million or 70% of eligible inventory. The highest amount outstanding during the term of this agreement was $25.7 million. Borrowings under this credit facility in the amount of $19.9 million were outstanding as of April 30, 1997. Due to lower than expected sales performance in the fourth quarter of fiscal 1997, the Company was in violation of certain of its' financial covenants under the current credit agreement and received a waiver from the bank for the violations. On March 11, 1997, the credit agreement was amended to reduce the minimum net worth requirement and the maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Management believes the Company's' operations for fiscal 1998 will be sufficient to enable the Company to be in compliance with the amended convenants for all periods of fiscal year 1998. Accordingly, amounts payable under the term loan agreement are classified as long term in the accompanying balance sheet. The Company expects to borrow an additional three to five million dollars under a term loan agreement with its primary lender to cover acquisition costs associated with the proposed merger with Audio King and expects borrowings under the current line of credit to increase six to nine million dollars to retire Audio Kings' current debt.

The Company believes that its cash flow from operations and borrowings under existing and new credit facilities will be sufficient to fund the Company's operations, the purchase of Audio King and associated acquisition costs, and its store relocation plans for fiscal 1998. There can be no assurance that the Company will not experience significant delays, cost overruns or completion problems in connection with the relocation of existing stores or the acquisition of Audio King. Moreover, there can be no assurance that the capital requirements for the Company's stores will not exceed the Company's current estimates. In order to fund the capital requirements for its anticipated expansion plans beyond fiscal 1998, the Company may be required to seek additional financing, which may take the form of expansion of its existing credit facility or possibly additional debt or equity financings. There can be no assurance that the Company will be able to obtain such funds on favorable terms, if at all.

SEASONALITY

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None

TEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  Exhibits:

                   Documents filed with this report:

                   10.19 First Amendment to Credit Agreement between Ultimate Electronics, Inc. and Norwest Bank Colorado, National Association and Norwest Business Credit, Inc. dated February 28, 1997.

                   10.20 Second Amendment to Credit Agreement between Ultimate Electronics, Inc. and Norwest Bank Colorado, National Association and Norwest Business Credit, Inc. dated March 11, 1997.

                   27        Financial Data Schedule


              (b)  Reports on Form 8-K:

                   None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Ultimate Electronics, Inc.



Date:  June 13, 1997                   By:    /s/ Alan E. Kessock
     --------------------                 -----------------------------------
                                            Alan E. Kessock
                                            Vice President, Chief Financial
                                            Officer, Secretary and a Director
                                            (Principal Financial and Accounting
                                            Officer)