Form 10-Q
period 1997-07-31
ULTIMATE ELECTRONICS INC
filed 1997-09-15
CIK 911626

                              United States
                   Securities and Exchange Commission
                         Washington, D.C.  20549


                                FORM 10-Q

(Mark One)

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
                 For the Quarterly Period Ended July 31, 1997

                                   or

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
          For the Transition Period From _____________ to ____________



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

                          YES   [X]    NO   [ ]

The number of outstanding shares of common stock as of September 12, 1997 was 8,003,132.

                         ULTIMATE ELECTRONICS, INC.

                                FORM 10-Q

                                 INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):                            Page No.

          Condensed Consolidated Balance Sheets as of July 31, 1997
          and January 31, 1997                                             3


          Consolidated Statements of Operations for the three and
          six months ended July 31, 1997 and July 31, 1996                 4

          Condensed Consolidated Statements of Cash Flows for the
          six months ended July 31, 1997 and July 31, 1996                 5

          Notes to Condensed Consolidated Financial Statements             6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               11

Item 2.   Changes in Securities                                           11


Item 3.   Defaults Upon Senior Securities                                 11

Item 4.   Submission of Matters to a Vote of Security Holders             11

Item 5.   Other Information                                               11

Item 6.   Exhibits and Reports on Form 8-K                                12

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                        ULTIMATE ELECTRONICS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                 (amounts in thousands, except share data)

                                                                (Unaudited)
                                                                  July 31,  January 31,
                                                                   1997        1997
                                                                 --------    --------
ASSETS:
Current assets:
   Cash and cash equivalents                                     $  2,864    $    764
   Accounts receivable                                             16,449      13,788
   Merchandise inventories                                         44,954      41,414
   Other assets                                                     2,866         642
                                                                 --------    --------
      Total current assets                                         67,133      56,608

Property and equipment, net                                        50,013      44,632
Property under capital leases, including related parties, net       2,238       1,019
Other assets                                                        3,337       1,051
                                                                 --------    --------
Total assets                                                     $122,721    $103,310
                                                                 --------    --------
                                                                 --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                              $ 28,303    $ 21,651
   Other current liabilities                                       10,763       7,089
                                                                 --------    --------
      Total current liabilities                                    39,066      28,740

Note payable                                                       23,235      17,237
Bonds payable                                                      13,000      13,000
Term loans                                                            788         928
Capital lease obligations, including related parties                2,213       1,007
Deferred tax liability                                                860         695
Commitments
Stockholders' equity:
   Preferred stock, par value $.01 per share
      Authorized shares - 10,000,000
      No shares issued and outstanding                                 --          --
   Common stock, par value $.01 per share
      Authorized shares - 10,000,000
      Issued and outstanding shares, 7,981,432
        at July 31, 1997 and 6,995,000 at January 31, 1997             80          70
   Additional paid-in capital                                      33,589      31,009
   Retained earnings                                                9,890      10,624
                                                                 --------    --------
      Total stockholders' equity                                   43,559      41,703
                                                                 --------    --------
Total liabilities and stockholders' equity                       $122,721    $103,310
                                                                 --------    --------
                                                                 --------    --------

   See accompanying notes to Condensed Consolidated Financial Statements.

                          ULTIMATE ELECTRONICS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                (amounts in thousands, except per share data)

                                           Three Months Ended        Six Months Ended
                                                 July 31,                 July 31,
                                           -------------------     ---------------------
                                            1997        1996        1997          1996
                                           -------     -------     --------     --------
Net sales                                  $61,944     $57,144     $117,452     $116,759
Cost of goods sold                          45,030      41,410       86,088       86,123
                                           -------     -------     --------     --------
Gross profit                                16,914      15,734       31,364       30,636
Selling, general and administrative
  expenses                                  16,615      14,594       30,775       29,789
                                           -------     -------     --------     --------
Income from operations                         299       1,140          589          847
Interest expense, net                          971         854        1,754        1,597
                                           -------     -------     --------     --------
Income (loss) before income taxes             (672)        286       (1,165)        (750)
Provision (benefit) for income taxes          (250)        106         (432)        (277)
                                           -------     -------     --------     --------
Net income (loss)                          $  (422)    $   180     $   (733)    $   (473)
                                           -------     -------     --------     --------
                                           -------     -------     --------     --------

Earnings (loss) per share of common stock  $ (. 06)    $   .03     $   (.10)    $   (.07)
Weighted average shares outstanding          7,327       6,995        7,164        6,995


See accompanying notes to Condensed Consolidated Financial Statements.

                          ULTIMATE ELECTRONICS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                           (amounts in thousands)

                                                             Six Months Ended
                                                                 July 31,
                                                            ------------------
                                                             1997       1996
                                                            -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by operating activities                   $ 6,903    $   362

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                          (2,503)    (3,161)
Purchase of Audio King                                         (836)         -
                                                            -------     ------
Net cash used in investing activities                        (3,339)    (3,161)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from note payable                                    -      2,000
Principal payments on note payable                           (1,172)         -
Proceeds from term loans                                          -        225
Principal payments on term loans and capital
  lease obligations                                            (292)      (231)
                                                            -------     ------
Net cash provided by (used in) financing activities          (1,464)     1,994
                                                            -------     ------
Net increase (decrease) in cash and cash equivalents          2,100       (805)

Cash and cash equivalents at beginning of period                764        979
                                                            -------     ------
Cash and cash equivalents at end of period                  $ 2,864     $  174
                                                            -------     ------
                                                            -------     ------




See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JULY 31, 1997

1.   ACCOUNTING POLICIES

     The Company's unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the six month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of individual consumers during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended January 31, 1997.

2.   PRINCIPLES OF CONSOLIDATION

     The unaudited condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

3.   ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on January 31, 1998. At such time, the Company will be required to change the method it currently uses to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on prior periods is not expected to be material.

4.   MERGER

     On June 27, 1997, the Company completed a merger in which the Company acquired all of the outstanding shares of Audio King Corporation ("Audio King"). Audio King, a consumer specialty electronics company, operated 11 retail stores; eight in Minnesota, two in Iowa and one in South Dakota. The purchase price consisted of $2.5 million in cash, 986,432 shares of Ultimate's common stock valued at $2.6 million, assumed debt of $7.2 million, and other expenses and severance costs of $1.2 million. The transaction was accounted for as a purchase, whereby the purchase price has been allocated to the acquired assets and liabilities based on estimated fair value at the acquisition date. The transaction resulted in the Company recording goodwill in the amount of $2.3 million. The results of operations since the acquisition date are included in the accompanying condensed consolidated financial statements.

                           ULTIMATE ELECTRONICS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4.   MERGER (CONTINUED)

     The following unaudited pro forma combined net sales, net income (loss) and earnings (loss) per share data summarize the results of operations for the six month periods ended July 31, 1997 and 1996 as if Audio King had been acquired at the beginning of fiscal year 1997.



                              UNAUDITED PRO FORMA
                 (amounts in thousands, except per share data)

                                               Six Months Ended
                                        ------------------------------
                                        July 31, 1997    July 31, 1996
                                        -------------    -------------
           Net sales                       $139,227         $147,904
                                           --------         --------
                                           --------         --------
           Net income (loss)               $ (1,702)        $ (1,186)
                                           --------         --------
                                           --------         --------
           Earnings (loss) per share       $   (.21)        $   (.15)
                                           --------         --------
                                           --------         --------

     The unaudited pro forma combined financial results do not purport to represent the actual results of operations which would have occurred had such transactions been at the beginning of the period indicated or the Company's results of operations for any future period. Anticipated operational efficiencies from the integration of the acquisition are not fully reflected in the above pro forma data and there can be no assurance that such efficiencies will be achieved in the future.

     The above pro forma data include adjustments to: eliminate Audio King consulting, legal and accounting costs directly related to the acquisition; eliminate duplicate executive managements' and buyers' salaries; adjust interest expense for the cash outlay for the purchase of Audio King; eliminate Audio King goodwill amortization and amortize the new goodwill; and reflect the tax effects of the above adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations and the financial statements and accompanying notes contain forward-looking information which is subject to risks and uncertainties, including, but not limited to, the effects of the completed merger, the ability of the Company to combine the two companies profitably, increases in promotional activities of competitors, further expansion by competitors into the Company's markets, changes in consumer buying attitudes, the presence or absence of new products or product features in the Company's merchandise categories, changes in vendor support for advertising and promotional programs, changes in the Company's merchandise sales mix and general economic conditions. Please refer to a discussion of these and other factors in the Company's Annual Report on Form 10-K for the year ended January 31, 1997 and other filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Net sales for the three months ended July 31, 1997 increased 8% to $61.9 million from $57.1 million for the three months ended July 31, 1996. Net sales for the six months ending July 31, 1997 increased 1% to $117.5 million from $116.8 million for the six months ended July 31, 1996. The increase in sales during these periods was due primarily to the acquisition of Audio King effective June 27, 1997. Comparable store sales decreased 6% and 11% for the three and six months ended July 31, 1997, respectively. The decrease in comparable store sales for the three and six months ended July 31, 1997 was due in part to a continuing sluggish retail environment and the openings of competitors' stores within markets the Company already serves, which openings adversely affected sales at the Company's existing stores in these markets.

Gross profit for the three months ended July 31, 1997 increased 8% to $16.9 million (27.3% of net sales) from $15.7 million (27.5% of net sales) for the three months ended July 31, 1996. Gross profit for the three months ended July 31, 1997 was negatively impacted by a reduction of inventory as the Company closed out certain products and phased out two product lines at Audio King. Gross profit for the six months ended July 31, 1997 increased 2% to $31.4 million (26.7% of net sales) from $30.6 million (26.2% of net sales) for the six months ended July 31, 1996. The increase in gross profit as a percentage of net sales for the six months ended July 31, 1997 was primarily attributable to a higher mix of sales of discontinued and promotional computer products sold in the prior year period.

Selling, general and administrative expenses for the three months ended July 31, 1997 increased to $16.6 million (26.8% of net sales) from $14.6 million (25.5% of net sales) for the three months ended July 31, 1996. The $2.0 million increase in expenses was due primarily to higher sales commissions, bankcard fees and other sales related costs associated with the higher sales volume, higher store facility expenses associated with the Company's larger and newer stores, as well as the acquisition of Audio King. Selling, general and administrative expenses for the six months ending July 31, 1997 increased to $30.8 million (26.2% of net sales) from $29.8 million (25.5% of net sales) for the six months ended July 31, 1996.

As a result of the foregoing, income from operations decreased 74% to $299,000 (0.5% of net sales) for the three months ended July 31, 1997, compared to income from operations of $1.1 million (2.0% of net sales) for the three months ended July 31, 1996. Income from operations decreased 30% to $589,000 (0.5% of net sales) for the six months ended July 31, 1997 from $847,000 (0.7% of net sales) for the six months ended July 31, 1996.

Interest expense increased to $971,000 and $1.8 million for the three and six months ended July 31, 1997, respectively, from $854,000 and $1.6 million for the three and six months ended July 31, 1996, respectively. These increases were due primarily to a slightly higher interest rate on amounts outstanding under the Company's revolving line of credit as well as the additional borrowings for the month of July 1997 as a result of the acquisition of Audio King.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of liquidity have been net cash from operations and from revolving credit lines and term loans. With the addition of Audio King and the opening of a new store in August 1997 in Lakewood, Colorado, the Company now operates a total of 30 stores in nine states. The Company has funded this expansion in part through two public offerings of its common stock and additional borrowings under the Company's line of credit facility with Norwest Bank Colorado, N.A. ("Norwest Bank").

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

Net cash provided by operations was $6.9 million for the six months ended July, 31, 1997 compared to net cash provided by operations of $362,000 for the six months ended July 31, 1996. The increase in cash provided by operations for the six months ending July 31, 1997 was primarily the result of the Company's efforts to reduce inventory levels in the current year.

The Company intends to continue its expansion into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with its larger format stores. In fiscal 1998, the Company replaced its Aurora, Colorado store with a larger format store in Englewood, Colorado. In August 1997, the Company opened a larger format store in Lakewood, Colorado and is currently in the process of remodeling six of the eleven Audio King stores to allow for increased selection in those stores in the key area of larger format television as well as other product categories. In fiscal 1999, the Company expects to expand or relocate and expand one to two of the remaining Audio King stores into a larger store format.

The Company's primary capital requirements are directly related to expenditures for new store openings and the remodeling and upgrading of existing store locations. With the exception of Thornton, all stores are leased.
Capital expenditures to open these new stores have averaged $2.3 million, excluding preopening costs ranging from $300,000 to $600,000. Capital expenditures to relocate and expand existing stores in fiscal 1998 are expected to average $2.0 million per store, excluding preopening expenses ranging from $100,000 to $300,000. Preopening costs include such items as advertising prior to opening, recruitment and training of new employees and any costs of early termination of store leases. The initial inventory requirement for the Company's new larger format stores averages approximately $2.4 million per store, approximately $1.0 million of which is financed through trade credit.

The Company executed a new revolving line of credit agreement with Norwest Bank on November 21, 1996 that expires on September 30, 1998. Borrowings under the revolving line of credit are limited to the lesser of $35 million or 70% of eligible inventory. Borrowings under this credit facility in the amount of $23.2 million were outstanding as of July 31, 1997. Due to lower than expected sales performance in the fourth quarter of fiscal 1997, the Company was in violation of certain of its financial covenants under the current credit agreement and received a waiver from the bank for the violations. On March 11, 1997, the credit agreement was amended to reduce the minimum net worth requirement and the maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization. On June 27, 1997, the credit agreement was further amended to adjust covenant requirements to levels conforming with the Audio King acquisition. Management believes the Company's operations for fiscal 1998 will be sufficient to enable the Company to be in compliance with the amended covenants for all periods of fiscal year 1998.

Accordingly, amounts payable under the term loan agreement are classified as long term in the accompanying balance sheet.

The Company believes that its cash flow from operations and borrowings under existing and new credit facilities will be sufficient to fund the Company's operations and its store relocation plans for fiscal 1998. There can be no assurance that the Company will not experience significant delays, cost overruns or completion problems in connection with the relocation of existing stores or additional unanticipated costs associated with the acquisition of Audio King. Moreover, there can be no assurance that the capital requirements for the Company's stores will not exceed the Company's current estimates. In order to fund the capital requirements for its anticipated expansion plans beyond fiscal 1998, the Company may be required to seek additional financing, which may take the form of expansion of its existing credit facility or possibly additional debt or equity financings. There can be no assurance that the Company will be able to obtain such funds on favorable terms, if at all.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The 1997 Annual Meeting of Stockholders of Ultimate Electronics, Inc. was held on June 10, 1997. At the meeting, William J. Pearse was elected as a Class III director for a three-year term expiring at the 2000 Annual Meeting of Stockholders. David J. Workman, Alan E. Kessock, Randall F. Bellows and Robert W. Beale continue their respective terms as directors of the Company.

          The matters voted upon and passed at the Meeting were (i) the election of the above noted director (ii) a proposal to adopt the Equity Incentive Plan which replaces the Company's Employee Stock Option Plan and authorizes 750,000 shares of common stock under the new plan
          (iii) the ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending January 31, 1998. The results of the voting on these matters is outlined in the following table.

                                                    VOTES      VOTES     VOTES
                       PROPOSAL                      FOR      AGAINST  ABSTAINED
               -----------------------------------------------------------------
               Election of Director:
                 William J. Pearse                6,318,801         -   412,845

               Adopt Equity Incentive Plan and
               authorize 750,000 shares of the    4,057,401   799,500    40,109
               Company's common stock under the
               new plan

               Ratification of Ernst & Young LLP  6,615,285    85,028    31,333

ITEM 5.   OTHER INFORMATION.

          On September 4, 1997 at the Company's quarterly Board meeting, the Board of Directors amended the Company's By-laws, increasing the Board of Director's size from five to six members. J. Edward McEntire, the Company's Chief Executive Officer, was elected to fill the vacancy as a Class III director whose term will expire at the 2000 Annual meeting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits:

                    Documents filed with this report:

                    10.21 Third Amendment to Credit Agreement between Ultimate Electronics, Inc. and Norwest Bank Colorado, National Association and Norwest Business Credit, Inc. dated June 27, 1997.

                    10.30 Ultimate Electronics, Inc. Form of Change of Control Agreement dated June 27, 1997 with each of William J. Pearse, J. Edward McEntire, David J. Workman, Alan E. Kessock, and Neal A. Bobrick.

                    27     Financial Data Schedule


               (b)  Reports on Form 8-K:

                    None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Ultimate Electronics, Inc.




Date: September 12, 1997           By:  /s/ Alan E. Kessock
     --------------------------        ------------------------------------
                                       Alan E. Kessock
                                       Vice President, Chief Financial Officer,
                                       Secretary and a Director (Principal
                                       Financial and Accounting Officer)