Form 10-Q
period 1997-10-31
ULTIMATE ELECTRONICS INC
filed 1997-12-15
CIK 911626

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549



                                    FORM 10-Q

(Mark One)

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 For the Quarterly Period Ended October 31, 1997

                                       or

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
       For the Transition Period From                to
                                      --------------    --------------

                         Commission file number 0-22532

                           ULTIMATE ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     84-0585211
   (State or other jurisdiction of                    (I.R.S. employer
   incorporation or organization)                    identification no.)


                321A WEST 84TH AVENUE, THORNTON, COLORADO  80221
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

The number of outstanding shares of common stock as of December 12, 1997 was 8,104,548.

                           ULTIMATE ELECTRONICS, INC.

                                    FORM 10-Q

                                      INDEX



     PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited):                       Page No.

               Condensed Consolidated Balance Sheets as of
               October 31, 1997 and January 31, 1997 .  .  .  .  .  .  .    3

               Consolidated Statements of Operations for the three
               and nine months ended October 31, 1997 and
               October 31, 1996 .  .  .  .  .  .  .  .  .  .  .  .  .  .    4

               Condensed Consolidated Statements of Cash Flows for the
               nine months ended October 31, 1997 and October 31, 1996 .    5

               Notes to Condensed Consolidated Financial Statements .  .    6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.  .  .  .  .  .  .  .    8


     PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.  .  .  .  .  .  .  .  .  .  .  .  .  .   11

     Item 2.   Changes in Securities  .  .  .  .  .  .  .  .  .  .  .  .   11

     Item 3.   Defaults Upon Senior Securities .  .  .  .  .  .  .  .  .   11

     Item 4.   Submission of Matters to a Vote of Security Holders  .  .   11

     Item 5.   Other Information.  .  .  .  .  .  .  .  .  .  .  .  .  .   11

     Item 6.   Exhibits and Reports on Form 8-K.  .  .  .  .  .  .  .  .   11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)



                           ULTIMATE ELECTRONICS, INC.
                     CONDENSED CONSOLIDATED BALANCE  SHEETS

                   (amounts in thousands, except share data)

                                                  (Unaudited)
                                                  October 31,     January 31,
                                                     1997            1997
                                                  -----------     -----------
ASSETS:
Current assets:
   Cash and cash equivalents                       $  2,188        $    764
   Accounts receivable                               18,255          13,788
   Merchandise inventories                           53,255          41,414
   Other assets                                       2,526             642
                                                   --------        --------
      Total current assets                           76,224          56,608

Property and equipment, net                          50,499          44,632
Property under capital leases,
 including related parties, net                       2,153           1,019
Other assets                                          3,315           1,051
                                                   --------        --------
Total assets                                       $132,191        $103,310
                                                   --------        --------
                                                   --------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:

   Accounts payable                                $ 35,079        $ 21,651
   Note payable                                      29,147              -
   Other current liabilities                          7,833           7,089
                                                   --------        --------
      Total current liabilities                      72,059          28,740

Note payable                                              -          17,237
Bonds payable                                        13,000          13,000
Term loans                                              716             928
Capital lease obligations,
 including related parties                            2,133           1,007
Deferred tax liability                                  640             695

Commitments

Stockholders' equity:
   Preferred stock, par value $.01 per share
      Authorized shares - 10,000,000
      No shares issued and outstanding                    -               -
   Common stock, par value $.01 per share
      Authorized shares - 10,000,000
      Issued and outstanding shares,
      8,098,682 at October 31, 1997 and
      6,995,000 at January 31, 1997                      81              70
   Additional paid-in capital                        33,787          31,009
   Retained earnings                                  9,775          10,624
                                                   --------        --------
      Total stockholders' equity                     43,643          41,703
                                                   --------        --------
Total liabilities and stockholders' equity         $132,191        $103,310
                                                   --------        --------
                                                   --------        --------

     See accompanying notes to Condensed Consolidated Financial Statements.

                            ULTIMATE ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                  (amounts in thousands, except per share data)

                                                   Three Months             Nine Months
                                                      Ended                    Ended
                                                    October 31,              October 31,
                                                -------------------    ---------------------
                                                 1997        1996        1997         1996
                                                -------     -------    --------     --------
Net sales                                       $81,990     $60,772    $199,442     $177,531
Cost of goods sold                               59,140      44,468     145,228      130,591
                                                -------     -------    --------     --------
Gross profit                                     22,850      16,304      54,214       46,940
Selling, general and administrative expenses     21,923      15,161      52,698       44,950
                                                -------     -------    --------     --------
Income from operations                              927       1,143       1,516        1,990
Interest expense, net                             1,107         841       2,861        2,438
                                                -------     -------    --------     --------
Income (loss) before income taxes                  (180)        302      (1,345)        (448)
Provision (benefit) for income taxes                (65)        112        (497)        (165)
                                                -------     -------    --------     --------
Net income (loss)                               $  (115)    $   190    $   (848)    $   (283)
                                                -------     -------    --------     --------
                                                -------     -------    --------     --------


Earnings (loss) per share of common stock       $ (. 01)    $   .03    $   (.11)    $   (.04)
Weighted average shares outstanding               8,038       6,995       7,459        6,995


     See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH
                                     FLOWS
                                  (UNAUDITED)

                             (amounts in thousands)

                                                    Nine Months Ended
                                                       October 31,
                                                   --------------------
                                                    1997         1996
                                                   -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by operating activities          $ 4,564      $ 3,723


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                 (4,333)      (6,287)
Purchase of Audio King                              (3,302)           -
                                                   -------      -------
Net cash used in investing activities               (7,635)      (6,287)


CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from note payable                       4,740        3,000
Proceeds from issuance of common stock                 199            -
Proceeds from term loans                                 -          225
Principal payments on term loans and
 capital lease obligations                            (444)        (357)
                                                   -------      -------
Net cash provided by financing activities            4,495        2,868
                                                   -------      -------
Net increase in cash and cash equivalents            1,424          304

Cash and cash equivalents at beginning of period       764          979
                                                   -------      -------
Cash and cash equivalents at end of period         $2 ,188      $ 1,283
                                                   -------      -------
                                                   -------      -------

     See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                OCTOBER 31, 1997


1.   ACCOUNTING POLICIES

     The Company's unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the nine month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of individual consumers during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended January 31, 1997.

2.   PRINCIPLES OF CONSOLIDATION

     The unaudited condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

3.   ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on January 31, 1998 by the Company. At such time, the Company will be required to change the method it currently uses to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on prior periods is not expected to be material.

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

                           ULTIMATE ELECTRONICS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   MERGER (CONTINUED)

     The following unaudited pro forma combined net sales, net income (loss) and earnings (loss) per share data summarize the results of operations for the nine month periods ended October 31, 1997 and 1996 as if Audio King had been acquired February 1, 1996.



                              UNAUDITED PRO FORMA
                 (amounts in thousands, except per share data)

                                                Nine Months Ended
                                       ------------------------------------
                                       October 31, 1997    October 31, 1996
                                       ----------------    ----------------
           Net sales                        $221,218           $224,838
                                            --------           --------
                                            --------           --------
           Net income (loss)                $ (1,816)          $ (1,167)
                                            --------           --------
                                            --------           --------
           Earnings (loss) per share        $   (.23)          $   (.15)
                                            --------           --------
                                            --------           --------


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

     The above pro forma data include adjustments to: eliminate Audio King consulting, legal and accounting costs directly related to the acquisition; eliminate duplicate managements' and buyers' salaries; adjust interest expense for the cash outlay for the purchase of Audio King; eliminate Audio King goodwill amortization and amortize the new goodwill; and reflect the tax effects of the above adjustments.

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

RESULTS OF OPERATIONS

Net sales for the three months ended October 31, 1997 increased 35% to $82.0 million from $60.8 million for the three months ended October 31, 1996. Net sales for the nine months ending October 31, 1997 increased 12% to $199.4 million from $177.5 million for the nine months ended October 31, 1996. The increase in sales during these periods was due primarily to the acquisition of Audio King effective June 27, 1997. Comparable store sales decreased 2% and 7% for the three and nine months ended October 31, 1997, respectively. The decrease in comparable store sales for the three and nine months ended October 31, 1997 was due in part to a continuing sluggish environment for consumer electronics and the openings of competitors' stores within markets the Company already serves, which openings adversely affected sales at the Company's existing stores in these markets.

Gross profit for the three months ended October 31, 1997 increased 40% to $22.9 million (27.9% of net sales) from $16.3 million (26.8% of net sales) for the three months ended October 31, 1996. Gross profit for the three months ended October 31, 1997 was negatively impacted by the Company's continued close out of certain products and the completion of the phasing out of two product lines at Audio King. Gross profit for the nine months ended October 31, 1997 increased 15% to $54.2 million (27.2% of net sales) from $46.9 million (26.4% of net sales) for the nine months ended October 31, 1996. The increase in gross profit as a percentage of net sales for the nine months ended October 31, 1997 was primarily attributable to a higher mix of sales of discontinued and promotional computer products sold in the same period of the prior year.

Selling, general and administrative expenses for the three months ended October 31, 1997 increased to $21.9 million (26.8% of net sales) from $15.2 million (24.9% of net sales) for the three months ended October 31, 1996. The $6.7 million increase in expenses was due primarily to higher sales commissions, advertising and other sales related costs associated with the higher sales volume, higher store facility expenses associated with the Company's larger and
newer stores, as well as the acquisition of Audio King.   Selling, general and
administrative expenses for the nine months ending October 31, 1997 increased to $52.7 million (26.4% of net sales) from $45.0 million (25.3% of net sales) for the nine months ended October 31, 1996.

As a result of the foregoing, income from operations decreased 19% to $927,000 (1.1% of net sales) for the three months ended October 31, 1997, compared to income from operations of $1.1 million (1.9% of net sales) for the three months ended October 31, 1996. Income from operations decreased 24% to $1.5 million (0.8% of net sales) for the nine months ended October 31, 1997 from $2.0 million (1.1% of net sales) for the nine months ended October 31, 1996.

Interest expense increased to $1.1 million and $2.9 million for the three and nine months ended October 31, 1997, respectively, from $841,000 and $2.4 million for the three and nine months ended October 31, 1996, respectively. These increases were due primarily to a slightly higher interest rate on amounts outstanding under the Company's revolving line of credit as well as the additional borrowings required as a result of the acquisition of Audio King.

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

Net cash provided by operations was $4.6 million for the nine months ended October 31, 1997 compared to net cash provided by operations of $3.7 million for the nine months ended October 31, 1996. The increase in cash provided by operations for the nine months ending October 31, 1997 was primarily the result of higher accounts payable levels compared to the prior year.

The Company intends to continue its expansion into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with its larger format stores. In May 1997, the Company replaced its Aurora, Colorado store with a larger format store in Englewood, Colorado. In August 1997, the Company opened a larger format store in Lakewood, Colorado and on November 14, 1997, the Company completed the remodel of two Audio King stores and grand opened the stores under the name Ultimate Electronics. The Company also completed changes to four of the Minneapolis Audio King stores to allow for increased selection in those stores in the key area of larger format television as well as other product categories.

The Company's primary capital requirements are directly related to expenditures for new store openings and the remodeling and upgrading of existing store locations. With the exception of the Thornton Facility, all stores are leased. Capital expenditures to relocate and expand existing stores in fiscal 1998 averaged $1.5 million per store, excluding preopening expenses averaging $125,000. Preopening costs include such items as advertising prior to opening, recruitment and training of new employees and any costs of early termination of store leases. During fiscal 1999, the Company will be analyzing new store opportunities in existing markets to replace the Company's smaller, older locations. The Company expects to relocate and expand two to five of its locations within the next three years along with the possibility of adding new stores. At the present time, no firm commitments for relocated stores have been made. The size of these future stores is anticipated to be approximately 24,000 to 36,000 square feet at a projected cost of $30 to $55 per square foot. The inventory requirement for the Company's new larger format stores averages approximately $2.0 million per store, approximately $1.0 million of which is financed through trade credit.

The Company has a revolving line of credit agreement with Norwest Bank that expires on September 30, 1998. At October 31, 1997, amounts payable under the term loan agreement have been classified in the accompanying consolidated balance sheet as short term, however, management intends to renew or extend the existing credit agreement. Borrowings under the revolving line of credit are limited to the lesser of $35 million or 70% of eligible inventory. Borrowings under this credit facility in the amount of $29.1 million were outstanding as of October 31, 1997. Due to lower than expected sales performance in the fourth quarter of fiscal 1997, the Company was in violation of certain of its financial covenants under the current credit agreement and received a waiver from the bank for the violations. On March 11, 1997, the credit agreement was amended to reduce the minimum net worth requirement and the maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization. On
June 27, 1997, the credit agreement was further amended to adjust covenant requirements to levels conforming with the Audio King acquisition. Management believes the Company's operations for fiscal 1998 will be sufficient to enable the Company to be in compliance with the amended covenants for all periods of fiscal year 1998.

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


                                 Ultimate Electronics, Inc.



Date:    December 12, 1997       By:   /s/ Alan E. Kessock
     -------------------------      --------------------------------------------
                                       Alan E. Kessock
                                       Vice President, Chief Financial Officer,
                                       Secretary and a Director (Principal
                                       Financial and Accounting Officer)