Form 10-K405
period 1998-01-31
ULTIMATE ELECTRONICS INC
filed 1998-05-01
CIK 911626

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     -----------

                                      FORM 10-K

                          FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 1998

                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                               -----------------    -----------------

                           Commission file number   0-22532
                                                  -----------

                              ULTIMATE ELECTRONICS, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                  DELAWARE                                 84-0585211
-------------------------------------------      -------------------------------
       State or other jurisdiction of                  (I.R.S. employer
       incorporation or organization)                 identification no.)

 321A WEST 84TH AVENUE, THORNTON, COLORADO                    80221
-------------------------------------------      -------------------------------
 (Address of principal executive offices)                   (Zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (303) 412-2500
                                                    ----------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                    Not Applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK, $.01 PAR VALUE PER SHARE
--------------------------------------------------------------------------------
                                    Title of Class

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
                                   YES   X       No
                                       -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of April 30, 1998 was approximately $19,344,819. The number of outstanding shares of Common Stock as of April 30, 1998 was 8,139,548.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Annual Report to Stockholders for the fiscal year ended January 31, 1998 are incorporated by reference into Parts II, III and IV of this report. Portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held June 17, 1998 are incorporated by reference into Part III of this report.

                                        PART I

ITEM 1.   BUSINESS

Ultimate Electronics, Inc. (the "Company") is a leading specialty retailer of home entertainment and consumer electronics in Colorado, Idaho, Iowa, Minnesota, Nevada, New Mexico, Oklahoma, South Dakota and Utah. The Company operates thirty stores, including ten stores in Colorado under the trade name SoundTrack, eleven stores in Idaho, Iowa, Nevada, New Mexico, Oklahoma, and Utah under the trade name Ultimate Electronics and nine store in Minnesota and South Dakota under the trade name Audio King. On June 27, 1997, the Company completed a merger in which the Company acquired all of the outstanding shares of Audio King Corporation ("Audio King"). Audio King, a consumer specialty electronics company, operated 11 retail stores, eight in Minnesota, two in Iowa and one in South Dakota. The results of operations since the acquisition date are included in the consolidated financial statements. In addition to the Audio King acquisition, the Company since 1993 has opened ten new 31,000 to 52,000 square foot stores and relocated and expanded five of its existing Colorado stores to this larger format. The remaining 15 stores range in size from 3,200 to 28,000 square feet and include four stores in Colorado, two stores in Iowa, eight stores in Minnesota and one store in South Dakota. In November 1997, the Company completed the remodel of two Audio King stores and grand opened the stores under the name Ultimate Electronics and also completed changes to four of the Minneapolis Audio King stores to allow for increased selection in those stores in the key area of larger format television as well as other product categories.

The Company strives to appeal to a wide range of customers with an emphasis on selling mid to upscale products. The Company believes its stores enable it to differentiate itself from its competitors by providing a comprehensive selection of name brand consumer electronics, with an emphasis on limited distribution upscale brands, as well as by offering an extensive range of customer services and by displaying multiple home theater and audio demonstration rooms. The Company believes that these factors, together with its open and uncrowded merchandise displays and its policy of matching the lowest prices of its competitors, make it an attractive alternative to appliance/electronics superstores and mass merchants selling consumer electronics.

For the year ended January 31, 1998, sales were $306.3 million, a 17% increase from sales of $261.2 million for the prior year. The increase in sales during fiscal 1998 was due primarily to the acquisition of Audio King. Comparable store sales decreased 6% for the year ended January 31, 1998 compared to a decrease of 16% in comparable store sales for the year ended January 31, 1997. The Company believes the decrease in comparable store sales over the past two years was due primarily to a sluggish retail environment for consumer electronics products and increased competition in the Company's markets.

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

EXCELLENT CUSTOMER SERVICE. Since inception, the Company has been committed to providing excellent customer service through well-trained sales consultants and an extensive range of customer services. The Company provides its new sales consultants with more than two weeks of intensive classroom training and continues with on-the-job instruction in product and vendor knowledge, sales techniques and customer service. The Company has regional service centers in Albuquerque, Boise, Denver, Des Moines, Las Vegas, Minneapolis, Salt Lake City and Tulsa enabling it to provide fast and efficient service. The Company also provides a 30-day money-back satisfaction guarantee, an in-stock guarantee on advertised items, home delivery and setup, home theater and audio installation and design, home satellite installation, mobile electronics installation and extended service contracts.

ADVERTISING AND MARKETING. The Company's advertising strategy stresses nationally recognized brands at competitive prices primarily through newspaper, radio and direct mail media. The Company is a significant newspaper advertiser in the markets it serves, producing all of its print advertising through its in-house advertising department. The Company also employs an outside advertising agency that produces and places the Company's radio commercials. The Company's marketing programs are designed to create an awareness of the Company's comprehensive selection of high quality, brand name merchandise, as well as its competitive pricing. The Company typically advertises a broader selection of audio and video products than its competitors and presents a blend of aggressive promotional starting price points on competing products with higher price points on more fully featured products. The Company has spent substantial funds on advertising and marketing in various forms of media to establish name recognition for its new stores.

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

EXPANSION STRATEGY

The Company intends to continue its expansion into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with its larger format stores. Currently, the Company does not anticipate adding any new stores during fiscal 1999. The Company expects to relocate or consolidate and expand two to five of its locations within the next three years along with the possibility of adding new stores.

The Company's expansion strategy focuses on identification of attractive metropolitan areas in the Rocky Mountain, Midwest and Southwest regions based on an evaluation of local market opportunities, as well as the size, strength and merchandising philosophy of potential competitors. The Company obtains demographic analyses of major metropolitan areas to determine new store locations and potential sales volumes, as well as the optimum number of stores to open in a specific market. The Company's specific location strategy focuses on power centers or free-standing locations near shopping malls. In choosing sites within a market, the Company applies standard site selection criteria which take into account numerous factors including local demographics, traffic patterns, highway visibility and overall retail activity.

Capital expenditures for new stores and to relocate and expand existing stores in the future are expected to average approximately $2.0 million per store, excluding preopening costs ranging from $100,000 to $300,000. Preopening costs include such items as advertising prior to opening, recruitment and training of new employees, and any costs of early termination of store leases. The Company expenses preopening costs as incurred prior to the relocation or opening of a new store. The initial inventory requirement for the Company's larger format stores averages approximately $2.0 million per store, approximately $1.0 million of which is financed through trade credit.

MERCHANDISING

PRODUCTS. The Company offers its customers a comprehensive selection of high quality, brand name television, video, home audio, mobile electronics and home office products. This selection consists of over 6,000 SKU's, representing approximately 200 brand names. The Company offers customers a wide range of price points within each product category, with the greatest depth in middle to higher priced items. Within its product categories, the Company carries and actively promotes new models as they become available. The Company does not carry home appliances or software.

The following table, which is derived from the Company's internal sales records, indicates the percentage of sales in each major product group for the Company's last three fiscal years. The percentages include installation and other services in these categories. Historical percentages may not be indicative of the Company's future product mix.

                                         FISCAL YEAR ENDED JANUARY 31,
                                     -------------------------------------
                                        1998         1997          1996
                                     ----------   -----------   ----------
             PRODUCT CATEGORY
             Television/Satellite        28%          29%           27%
             Audio                       23%          22%           23%
             Home Office                 12%          16%           16%
             Video                       14%          13%           15%
             Mobile                      14%          12%           11%
             Other                        9%           8%            8%

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

During the fiscal year ended January 31, 1998, the Company's ten largest suppliers accounted for approximately 67% of the merchandise purchased by the Company. Two of the Company's suppliers, Sony and Mitsubishi, each accounted for more than 10% of its merchandise mix. The master agreements under which the Company operates with each of its suppliers are normally terminable upon 30 to 60 days notice by either party. The Company does not have commitments of longer than one year with the majority of its product suppliers, as is customary in the industry.


STORE OPERATIONS

STORES. The Company's 15 larger format stores each occupy 31,000 to 52,000 square feet, with 16,700 to 30,400 square feet of selling space. The Company has developed this store format to emphasize and merchandise mid to upscale products. Each store has displays designed to provide the customer with a full spectrum of the Company's products upon entering a store. These stores have additional home audio and car stereo demonstration rooms, additional home theater rooms, expanded portable electronics displays and expanded computer and home office displays as compared to the smaller store format. In addition, the new stores offer home installation, home satellite installation, a home planning center, home theater furniture, and an expanded area for large-screen televisions. The remaining space is dedicated to a designated play area for children, a car installation facility, a service facility, a store warehouse and general office space.

The Company's 13 smaller format stores range in size from 9,300 to 28,200 square feet (5,600 to 17,900 square feet of selling space). The selling space in the stores typically contains two audio and two car stereo demonstration rooms, one home entertainment theater and an automobile equipped with the latest in car audio and car security products. The Company also operates two mall based stores that are each 3,200 square feet (both stores have off-site install and storage).

DISTRIBUTION. The Company currently distributes products to all of its stores from a 175,000 square foot warehouse located in Thornton, Colorado, a suburb of Denver. All of the Company's stores in Colorado are located within approximately 60 miles of this warehouse. For stores over 100 miles away from Denver, the Company uses contract carriers for distribution from its warehouse.

MANAGEMENT INFORMATION SYSTEMS. The Company's management information system, using proven third party software, was installed in August 1990. During the fall of 1994, the Company increased its system capabilities significantly with the installation of Unix-based Hewlett Packard computer hardware. The Company believes that this system will support its anticipated growth. This on-line system connects all of the Company's facilities through digital phone lines which allows sales consultants to determine the location of all of the Company's inventory at any time. Pricing can be changed immediately in each geographical market by the Company's buyers and store management to react to competitor pricing. New signage can be generated on a daily basis. Immediately following the merger with Audio King, all of Audio Kings' store systems and inventory were integrated into the Company's management information system.

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

SERVICES. The Company supports its product sales by providing many important customer services, including home delivery and setup, home theater and audio installation and design, home satellite installation, mobile electronics installation, extended service contracts and regional service centers that offer in-home and carry-in repair services. The Company also provides in-store product instruction and will provide follow-up instruction at a customer's home upon request.

Virtually all merchandise purchased from the Company may be taken to any of the Company's stores for repair, whether or not the product is under the manufacturer's warranty or an extended service contract. In order to provide maximum service to its customers, the Company has regional service centers in Albuquerque, Boise, Denver, Des Moines, Las Vegas, Minneapolis, Salt Lake City and Tulsa. Two of the Company's service facilities, located at its distribution centers in Thornton and Minneapolis, provide backup for the Company's other regional service centers. The Company employs over 150 full-time employees in connection with its service business. Each service department is staffed with product specialists capable of making complex repairs. In addition, the Company operates a fleet of approximately 60 customer service vehicles to provide in-home repair and delivery, installation and setup of home satellites, home theater components and televisions.

The Company offers extended service contracts to its customers for most categories of its products. The extended service contracts cover services or time periods not covered by the manufacturer's warranty on such products and are non-cancellable. These contracts are administered for the Company by an unaffiliated third party (the "Warrantor") which pays for the repair service. The Warrantor is required by its agreement with the Company to maintain insurance to protect the Company in the event that the Warrantor fails to fulfill its obligations under the extended service contracts and the Company is a named loss-payee under the agreement. The Company sells the extended service contracts to the Warrantor on a non-recourse basis. Gross margins from the sale of extended service contracts are higher than the average gross margins of the Company's other products.

The Company has a private label credit card which is financed, operated and serviced by a third party (the "Finance Company"). The Company entered into an agreement with the Finance Company which provides that the Finance Company will retain all credit risk associated with the private label credit card. In addition, certain manufacturers sponsor their own private label credit cards. These arrangements permit the Company to provide its customers with financing promotions, including interest-free and deferred payments, without using its working capital. During fiscal 1998, approximately 29% of the Company's sales were purchased through these private label and manufacturer sponsored credit cards.

COMPETITION

The Company operates in a highly competitive and price sensitive industry. The Company faces competition from mass merchants, department stores, specialty stores, appliance/electronics stores and smaller independent merchants. The Company considers its primary competitors to include consumer electronics retailers such as Best Buy and Circuit City as well as mass merchants such as Sears and Montgomery Ward. The Company's primary competitors have greater financial and other resources than the Company. Many of these competitors have recently entered the Company's markets and continue to add stores. For fiscal 1998, the Company's operating results were adversely affected by such increased competition and there can be no assurance that the Company's operating results will not be adversely affected in fiscal 1999 and beyond by such increased competition. In addition, if such competitors seek to gain or retain market share by reducing prices, the Company may be required to reduce its prices, thereby reducing gross margins and profits. In addition, as the Company expands into markets where the Company's name may not be recognized, its success will depend in part on its ability to compete with established and any future competitors in such markets.

EMPLOYEES

As of January 31, 1998, the Company employed approximately 1,600 persons, approximately 1,410 of whom were store, customer delivery or service employees and approximately 190 of whom were main warehouse or corporate personnel. The Company considers its employee relations to be good. Most employees, other than corporate and store support personnel, are paid pursuant to a flexible pay plan. The Company believes that it provides working conditions and wages that compare favorably with those of other companies within the industry. The Company's employees do not have a collective bargaining agreement.

SERVICE MARKS

Ultimate Electronics-Registered Trademark-, Audio King-Registered Trademark-and Fast Trak-Registered Trademark- are registered service marks and SoundTrack-SM- is a service mark of the Company.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others, the merger with Audio King, risks regarding increases in promotional activities of competitors, changes in consumer buying attitudes, the presence or absence of new products or product features in the Company's merchandise categories, changes in vendor support for advertising and promotional programs, changes in the Company's merchandise sales mix, general economic conditions, fluctuations in consumer demand, the results of financing efforts and other risk factors detailed in the Company's Securities and Exchange Commission filings.

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company:

     a) Competition. The Company encounters intense competition in all product categories and competes with national and other companies. Most of the companies with which the Company competes have greater capital and other resources.

     b) Dependence on Key Suppliers. The Company is dependent on certain suppliers for delivery of products that contribute significantly to the Company's sales. While the Company believes that alternative suppliers are available, the loss of a key supplier could have an adverse effect on the Company's business.

     c) Industry Factors. The presence or lack of new products or product features as well as the expectation of new products in the product categories that the Company sells has an impact on the Company's business, as well as the product mix of actual merchandise sold.

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

ITEM 2.   PROPERTIES

As of January 31, 1998, the Company operates ten stores in Colorado, eight stores in Minnesota, four stores in Utah, two stores in Las Vegas, Nevada, two stores in Iowa, and one store each in Albuquerque, New Mexico, Boise, Idaho, Tulsa, Oklahoma and Sioux Falls, South Dakota. Each store, other than the store located in Thornton, Colorado, is leased. The following table sets forth data regarding the Company's store locations.

                                                    YEAR               APPROXIMATE           APPROXIMATE               LEASE
                                                 ORIGINALLY               TOTAL            RETAIL SELLING           EXPIRATION
                CURRENT STORE LOCATIONS            OPENED              SQUARE FEET          SQUARE FEET               DATE (1)
             ---------------------------------------------------------------------------------------------------------------------
             COLORADO:

             6490 Wadsworth Blvd.
             Arvada, CO (2)                         1968                 14,500                 9,500                  2006

             1955 28th Street
             Boulder, CO                            1985                 34,700                20,300                  2047

             1230 N. Academy Blvd.
             Colorado Springs, CO                   1989                 14,900                 9,800                  1999

             1370 S. Colorado Blvd.
             Denver, CO                             1976                 31,600                16,700                  2004

             9657 E. County Line Rd.
             Englewood, CO                          1983                 41,300                23,000                  2004

             4606 S. Mason St.
             Fort Collins, CO                       1990                 16,600                 8,400                  2005

             14391 W. Colfax Ave.
             Lakewood, CO                           1997                 40,400                23,000                  2005

             8262 S. University Blvd.
             Littleton, CO                          1986                 16,600                 9,900                  2007

             8196 W. Bowles Ave.
             Littleton, CO                          1984                 39,100                22,600                  2027

             321 W. 84th Ave.
             Thornton, CO                           1985                 40,300                25,900                   N/A

             IDAHO:

             1085 N. Milwaukee Ave.
             Boise, ID                              1995                 37,100 (2)            19,500                  2025

             IOWA:

             4701 1st Ave. Southeast
             Cedar Rapids, IA                       1995                 15,400                10,300                  2015

             4100 Merle Hay Rd.
             Des Moines, IA                         1994                 20,700 (2)            12,200                  2009

             MINNESOTA:

             5939 John Martin Dr.
             Brooklyn Center, MN                    1980                 15,000                 9,200                  2008

             14232 Burnhaven Dr.
             Burnsville, MN                         1979                  9,700                 6,600                  2007

             1868 Beam Ave.
             Maplewood, MN                          1989                  9,300                 5,600                  1999

             12350 Wayzata Blvd.
             Minnetonka, MN                         1977                 15,000                 9,100                  2008

             103 Apache Mall
             Rochester, MN                          1986                  3,200                 2,700                  1998

             1723 W. County Rd. B-2
             Roseville, MN                          1977                 17,400                11,300                  2015

             7435 France Ave. South
             Edina, MN                              1974                 28,200                17,900                  2015

             2716 Division St.
             St. Cloud, MN                          1987                 10,000                 7,100                  2001

                CONTINUED ON PAGE 8




                                                    YEAR               APPROXIMATE           APPROXIMATE               LEASE
                                                 ORIGINALLY               TOTAL            RETAIL SELLING           EXPIRATION
                CURRENT STORE LOCATIONS            OPENED              SQUARE FEET          SQUARE FEET               DATE (1)
             ---------------------------------------------------------------------------------------------------------------------
             NEVADA:

             2555 E. Tropicana Ave.
             Las Vegas, NV                          1995                 37,300 (2)            17,900                  2025

             741 S. Rainbow Blvd.
             Las Vegas, NV                          1994                 31,500                17,600                  2014

             NEW MEXICO:

             3821 Menaul Blvd., N.E.
             Albuquerque, NM                        1994                 37,100 (2)            17,700                  2014

             OKLAHOMA:

             10021 E. 71st St.
             Tulsa, OK                              1995                 51,700 (2)            30,400                  2025

             SOUTH DAKOTA:

             701 Empire Mall
             Sioux Falls, SD                        1986                  3,200                 2,400                  1999

             UTAH:

             879 W. Hill Field Rd.
             Layton, UT                             1995                 33,800                18,600                  2025

             6284 S. State St.
             Murray, UT                             1994                 32,200                18,000                  2024

             1375 S. State St.
             Orem, UT                               1993                 32,900                17,100                  2010

             1130 E. Brickyard Rd.
             Salt Lake City, UT                     1993                 33,400                18,200                  2013

 ------------------------------

(1)  Including renewal options.
(2)  Includes regional service center.

Construction of the Company's main warehouse, business office, service center and store location in Thornton, Colorado was completed in early fiscal 1997. This facility, in addition to the retail store, is comprised of 175,000 square feet of warehouse space, 30,000 square feet for the Company's business offices, 21,000 square feet devoted to a service department and 18,000 square feet for a training and employee facility. The Company leases a 45,000 square foot facility in Minneapolis, Minnesota which it uses as a training center, service center for the greater Minneapolis/St. Paul area and office space for its delivery department. The Company also leases an 8,500 square foot service center in Salt Lake City, Utah. Additionally, the Company leases its store locations in Colorado Springs, Colorado and Fort Collins, Colorado from an affiliated party (see "Certain Relationships and Related Transactions"). The Company is also in the process of negotiating leases to relocate stores and, from time to time, analyzes lease opportunities in new markets (see "Business - Expansion Strategy" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources").

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



                                    PART II

Certain information required by Part II is omitted from this Report in that the Registrant will file the 1998 Annual Report to Stockholders (the "1998 Annual Report to Stockholders"), which report is attached hereto as Exhibit 13, and certain information included therein is incorporated herein by reference. Only those sections of the 1998 Annual Report to Stockholders which specifically address the items set forth herein are incorporated by reference.


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The section labeled "Stockholder Information" appearing on the inside back cover of the 1998 Annual Report to Stockholders is incorporated herein by reference. As of April 30, 1998, there were approximately 3,106 beneficial holders of the Company's Common Stock.


ITEM 6.   SELECTED FINANCIAL DATA

The section labeled "Selected Financial Data" appearing on pages 13 and 14 of the 1998 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 15 through 17 of the 1998 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and financial statements included on pages 18 through 30 of the Company's 1998 Annual Report to Stockholders are incorporated herein by reference.

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

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     1. FINANCIAL STATEMENTS: The following financial statements of the Company included in the Registrant's 1998 Annual Report to Stockholders are incorporated by reference to Item 8:

          - Consolidated Statements of Income for the fiscal years ended January 31, 1998, 1997 and 1996.

          -    Consolidated Balance Sheets at January 31, 1998 and 1997.

          - Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 1998, 1997 and 1996.

          - Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1998, 1997 and 1996.

          -    Notes to Consolidated Financial Statements.


     2. FINANCIAL STATEMENT SCHEDULES: The following financial statement schedule for the fiscal years ended January 31, 1998, 1997 and 1996 is filed as part of this Form 10-K:

            SCHEDULE                     DESCRIPTION             PAGE
            --------                     -----------             ----
               II        Valuation and Qualifying Accounts        15

          All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. EXHIBITS: The following exhibits are filed pursuant to Item 601 of Regulation S-K.

  EXHIBIT #                DESCRIPTION OF EXHIBITS
     3(i)    Amended and Restated Certificate of Incorporation of the
             Company. (3)

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

     10.14   Commercial Promissory Note and Security Agreement between the
             Company and Colorado National Leasing, Inc., dated November 1,
             1995. (7)

     10.15   Commercial Promissory Note and Security Agreement between the
             Company and Colorado National Leasing, Inc., dated December 19,
             1995. (7)

     10.16   Commercial Promissory Note and Security Agreement between the
             Company and Colorado National Leasing, Inc., dated January 22,
             1996. (7)

     10.17   Commercial Promissory Note and Security Agreement between the
             Company and Colorado National Leasing, Inc., dated February 28,
             1996. (7)

     10.18   Credit Agreement between Ultimate Electronics, Inc. and Norwest
             Bank Colorado, National Association and Norwest Business Credit,
             Inc., dated November 21, 1996. (8)

     10.19   First Amendment to Credit Agreement between Ultimate Electronics,
             Inc. and Norwest Bank Colorado, National Association and Norwest
             Business Credit, Inc., dated February 28, 1997. (9)

     10.20   Second Amendment to Credit Agreement between Ultimate Electronics,
             Inc. and Norwest Bank Colorado, National Association and Norwest
             Business Credit, Inc., dated March 11, 1997. (9)

     10.21   Third Amendment to Credit Agreement between Ultimate Electronics,
             Inc. and Norwest Bank Colorado, National Association and Norwest
             Business Credit, Inc., dated June 27, 1997. (10)

     10.30 Ultimate Electronics, Inc. Form of Change of Control Agreement dated June 27, 1997 with each of William J. Pearse, J. Edward
             McEntire, David J. Workman, Alan E. Kessock and Neal A.
             Bobrick. (10)

     13      Pages 13 through 30 of the Company's 1998 Annual Report to
             Stockholders. (1)

     23.1    Consent of Independent Auditors. (1)

     27      Financial Data Schedule (1)

(b)  Reports on Form 8-K:

     On June 9, 1997, the Company filed a current report on Form 8-K reporting under Item 5 its operating results for the quarter ended April 30, 1997 and the signing of a merger agreement to acquire Audio King.

--------------

 (1)  Filed herewith.
 (2) Incorporated by reference to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 33-88740), filed with the Commission on March 14, 1995.
 (3) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on
      September 2, 1993.
 (4) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on October 7, 1993.
 (5) Incorporated by reference to the Registrant's Form 8-K filed with the Commission on February 10, 1995.
 (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1995.
 (7) Exhibits filed with the Company's Form 10-K Annual Report for the fiscal year ended January 31, 1996, and are incorporated herewith by reference.
 (8) Exhibits filed with the Company's Form 10-K Annual Report for the fiscal year ended January 31, 1997, and are incorporated herewith by reference.
 (9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1997.
(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1997.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Thornton, State of Colorado, on this 1st day of May, 1998.

ULTIMATE ELECTRONICS, INC.


By:      /s/ William J. Pearse
     -------------------------------------
     William J. Pearse
     Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      /s/ William J. Pearse                    Date:     May 1, 1998
     -------------------------------------                  -----------
     William J. Pearse
     Chairman of the Board and a Director


By:      /s/ J. Edward McEntire                   Date:     May 1, 1998
     -------------------------------------                  -----------
     J.  Edward McEntire
     Chief Executive Officer and a Director
     (Principal Executive Officer)


By:      /s/ David J. Workman                     Date:     May 1, 1998
     -------------------------------------                  -----------
     David J. Workman
     President, Chief Operating Officer
     and a Director


By:      /s/ Alan E. Kessock                      Date:     May 1, 1998
     -------------------------------------                  -----------
     Alan E. Kessock
     Vice President, Chief Financial
     Officer, Secretary and a Director
     (Principal Financial and Accounting
     Officer)


By:      /s/ Robert W. Beale                      Date:     May 1, 1998
     -------------------------------------                  -----------
     Robert W. Beale
     Director


By:      /s/ Randall F. Bellows                   Date:     May 1, 1998
     -------------------------------------                  -----------
     Randall F. Bellows
     Director

                              ULTIMATE ELECTRONICS, INC.

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                    (IN THOUSANDS)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                  CHARGED
                                                              BALANCE AT          TO COSTS                           BALANCE AT
                                                             BEGINNING OF           AND            DEDUCTIONS          END OF
                             DESCRIPTION                        PERIOD            EXPENSES         (DESCRIBE)          PERIOD
           -----------------------------------------------------------------------------------------------------------------------
           Year ended January 31, 1998
              Deducted from asset accounts:
                 Allowance for doubtful accounts             $        180        $      786       $      706(1)     $        260
                 Reserve for cash and cooperative
                    advertising discounts                              72               154              171(1)               55
                 Allowance for obsolete inventory                     266               597              427(2)              436
                                                            ----------------------------------------------------------------------
                    Total                                    $        518        $    1,537       $    1,304        $        751
                                                            ----------------------------------------------------------------------
                                                            ----------------------------------------------------------------------

           Year ended January 31, 1997
              Deducted from asset accounts:
                 Allowance for doubtful accounts             $        251        $      196       $      267(1)     $        180
                 Reserve for cash and cooperative
                    advertising discounts                              96               213              237(1)               72
                 Allowance for obsolete inventory                     344                 6               84(2)              266
                                                            ----------------------------------------------------------------------
                    Total                                    $        691        $      415       $      588        $        518
                                                            ----------------------------------------------------------------------
                                                            ----------------------------------------------------------------------

           Year ended January 31, 1996
              Deducted from asset accounts:
                 Allowance for doubtful accounts             $        146        $      403       $      298(1)     $        251
                 Reserve for cash and cooperative
                    advertising discounts                             181               140              225(1)               96
                 Allowance for obsolete inventory                     150               263               69(2)              344
                                                            ----------------------------------------------------------------------
                    Total                                    $        477        $      806       $      592        $        691
                                                            ----------------------------------------------------------------------
                                                            ----------------------------------------------------------------------

----------------------------------

(1)  Uncollectible accounts written off, net of recoveries.
(2)  Write-offs of obsolete inventory.