Form 10-Q
period 1998-04-30
ULTIMATE ELECTRONICS INC
filed 1998-06-15
CIK 911626

                                   United States
                         Securities and Exchange Commission
                              Washington, D.C.  20549


                                     FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Quarterly Period Ended April 30, 1998

                                         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period From _____________ to _____________

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

The number of outstanding shares of common stock as of June 12, 1998 was 8,150,748.

                             ULTIMATE ELECTRONICS, INC.

                                     FORM 10-Q

                                       INDEX

     PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited):                               Page No.
               Condensed Consolidated Balance Sheets as of April 30, 1998
                 and January 31,1998...........................................    3

               Consolidated Statements of Operations for the three months
                 ended April 30, 1998 and April 30, 1997 ......................    4

               Condensed Consolidated Statements of Cash Flows for the
                 three months ended April 30, 1998 and April 30, 1997..........    5

               Notes to Condensed Consolidated Financial Statements............    6

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ..........................    7

     PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings...............................................   10

     Item 2.   Changes in Securities...........................................   10

     Item 3.   Defaults Upon Senior Securities.................................   10

     Item 4.   Submission of Matters to a Vote of Security Holders.............   10

     Item 5.   Other Information...............................................   10

     Item 6.   Exhibits and Reports on Form 8-K................................   10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             ULTIMATE ELECTRONICS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                     (amounts in thousands, except share data)

                                                      (Unaudited)
                                                        April 30,      January 31,
                                                          1998            1998
                                                       ----------      -----------
ASSETS:
Current assets:
   Cash and cash equivalents                            $  1,106        $  2,006
   Accounts receivable                                    16,192          19,826
   Merchandise inventories                                44,642          43,908
   Other assets                                            2,341           1,362
                                                        --------        --------
      Total current assets                                64,281          67,102

Property and equipment, net                               49,748          50,855
Property under capital leases, including related
   parties, net                                            1,984           2,068
Goodwill, net                                              2,350           2,385
Other assets                                               1,015           1,036
                                                        --------        --------
Total assets                                            $119,378        $123,446
                                                        --------        --------
                                                        --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:

   Revolving line of credit                             $ 30,074        $ 26,564
   Accounts payable                                       21,125          25,550
   Other current liabilities                               9,322           9,410
                                                        --------        --------
      Total current liabilities                           60,521          61,524
Bonds payable                                             13,000          13,000
Term loans                                                   567             642
Capital lease obligations, including related               1,965           2,049
   parties                                                   815           1,510
Deferred tax liability
Commitments

Stockholders' equity:
   Preferred stock, par value $.01 per share
      Authorized shares - 10,000,000
      No shares issued and outstanding                         -               -
   Common stock, par value $.01 per share
      Authorized shares - 10,000,000
      Issued and outstanding shares, 8,139,548
        at April 30, 1998 and January 31, 1998                81              81
   Additional paid-in capital                             33,868          33,868
   Retained earnings                                       8,561          10,772
                                                        --------        --------
      Total stockholders' equity                          42,510          44,721
                                                        --------        --------
Total liabilities and stockholders' equity              $119,378        $123,446
                                                        --------        --------
                                                        --------        --------

See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                 (amounts in thousands, except per share data)

                                                     Three Months Ended
                                                          April 30,
                                                   ------------------------
                                                     1998             1997
                                                   -------          -------
Net sales                                          $70,882          $55,508
Cost of goods sold                                  52,622           41,058
                                                   -------          -------
Gross profit                                        18,260           14,450
Selling, general and administrative expenses        20,698           14,160
                                                   -------          -------
Income (loss) from operations                       (2,438)             290
Interest expense, net                                1,071              783
                                                   -------          -------
Loss before income taxes                            (3,509)            (493)
Income tax benefit                                  (1,298)            (182)
                                                   -------          -------
Net loss                                           $(2,211)         $  (311)
                                                   -------          -------
                                                   -------          -------
Loss per share of common stock - basic             $  (.27)         $  (.04)
Weighted average shares outstanding                  8,140            6,995

See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                             (amounts in thousands)

                                                          Three Months  Ended
                                                               April 30,
                                                        -----------------------
                                                          1998           1997
                                                        -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash (used in) provided by operating activities     $(3,948)        $ 1,887

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                        (318)         (1,040)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from note payable                            3,510           2,660
Principal payments on term loans and capital
  lease obligations                                        (144)           (133)
Net cash provided by financing activities                 3,366           2,527
                                                        -------         -------
Net (decrease) increase in cash and cash equivalents       (900)          3,374
                                                        -------         -------
Cash and cash equivalents at beginning of period          2,006             764
                                                        -------         -------
Cash and cash equivalents at end of period              $ 1,106         $ 4,138
                                                        -------         -------
                                                        -------         -------

See accompanying notes to Condensed Consolidated Financial Statements.

                             ULTIMATE ELECTRONICS, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

                                   APRIL 30, 1998


1.   ACCOUNTING POLICIES

     The Company's unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of individual consumers during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended January 31, 1998.

2.   PRINCIPLES OF CONSOLIDATION

     The unaudited condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

3.   MERGER

     On June 27, 1997, the Company completed a merger in which the Company acquired all of the outstanding shares of Audio King Corporation ("Audio King"). Audio King, a consumer specialty electronics company, operated 11 retail stores; eight in Minnesota, two in Iowa and one in South Dakota. The purchase price consisted of $2.5 million in cash, 986,432 shares of Ultimate's common stock valued at $2.6 million, assumed debt of $7.2 million, and other expenses and severance costs of $1.2 million. The transaction was accounted for as a purchase, whereby the purchase price has been allocated to the acquired assets and liabilities based on estimated fair value at the acquisition date. The transaction resulted in the Company recording goodwill in the amount of $2.5 million. The results of operations since the acquisition date are included in the accompanying condensed consolidated financial statements.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations and the financial statements and accompanying notes contain forward-looking information which is subject to risks and uncertainties that may cause future results to vary materially. Such information includes reference to future profitability and steps being taken to achieve that result. Factors that may cause these results not to be achieved include, without limitation, risks regarding increases in promotional activities of competitors, changes in consumer buying, the presence or absence of new products or product features in the Company's merchandise categories, changes in the distribution strategy of the Company's vendors, changes in vendor support for advertising and promotional programs, changes in the Company's merchandise sales and mix as well as general economic conditions. Please refer to a discussion of these and other factors in the Company's Annual Report on Form 10-K for the year ended January 31, 1998 and other filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

     RESULTS OF OPERATIONS

     Net sales for the three months ended April 30, 1998 increased 28% to $70.9 million from $55.5 million for the three months ended April 30, 1997. The increase in sales during this period was due primarily to the acquisition of Audio King effective June 27, 1997. Comparable store sales decreased 1% for the three months ended April 30, 1998. The decrease in comparable store sales was due in part to a continuing sluggish retail environment for consumer electronics and increased competition in the Company's markets.

     Gross profit for the three months ended April 30, 1998 increased 26% to $18.3 million (25.8% of net sales) from $14.5 million (26.0% of net sales) for the three months ended April 30, 1997 primarily due to the Audio King acquisition. Based upon the results of the first quarter, the Company will significantly reduce its computer assortment, concentrating on a limited number of computer packages. In addition, the Company will reduce its exposure to other lower margin products and concentrate on the sales of products in the higher margin categories of audio, video and mobile electronics where the Company believes it has a competitive advantage.
     With the repositioning of its computer mix, the Company increased its reserve for discontinued computer inventory by $700,000. Additionally, the Company liquidated its 35mm camera inventory and eliminated two audio speaker lines which resulted in a reduction in gross profit of $500,000.

     Selling, general and administrative expenses for the three months ended April 30, 1998 increased to $20.7 million (29.2% of net sales) from $14.2 million (25.5% of net sales) for the three months ended April 30, 1997. Selling, general, and administrative expenses for the quarter were impacted by higher fixed store expenses as a percentage of sales caused by lower
     comparable store sales, as well as higher advertising expenses.   The
     Company has responded by implementing action plans designed to reduce expenses and produce a reduced loss in the second quarter with a return to profitability in the third and fourth quarters of fiscal year 1999.

     As a result of the foregoing, the Company incurred a loss from operations of $2.4 million (3.4% of net sales) for the three months ended April 30, 1998, compared to income from operations of $290,000 (0.5% of net sales) for the three months ended April 30, 1997.

     Interest expense increased to $1.1 million for the three months ended April 30, 1998 from $783,000 for the three months ended April 30, 1997. This increase was due primarily to higher average amounts outstanding under the Company's revolving line of credit that was used for the acquisition of Audio King.

     LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of liquidity for funding expansion and growth have been net cash from operations, revolving credit lines, term loans and issuance of common stock. The Company's initial public offering in October 1993 resulted in proceeds of $17.8 million (net of all offering costs). The Company completed a second offering of its common stock in November 1995 and received net proceeds of $12.5 million

     (net of all offering costs). With the addition of Audio King and the opening of a new store in August 1997 in Lakewood, Colorado, the Company now operates a total of 30 stores in nine states.

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

     Net cash used in operations was $3.9 million for the three months ended April 30, 1998 compared to net cash provided by operations of $1.9 million for the three months ended April 30, 1997.

     The Company intends to continue its expansion into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with its larger format stores. During fiscal 1999, the Company will be analyzing new store opportunities in existing markets to replace the Company's smaller locations. The Company expects to relocate and expand two to five of its locations within the next three years along with the possibility of adding new stores. At the present time, no firm commitments for relocated or new sores have been made. The Company currently anticipates these events to occur after fiscal 1999. The size of these future stores is anticipated to be approximately 24,000 to 36,000 square feet at a projected cost of $30 to $55 per square foot. The inventory requirement for the Company's new larger format stores averages approximately $2.0 million per store, approximately $1.0 million of which is financed through credit.

     The Company's primary capital requirements are directly related to expenditures for new store openings and the remodeling and upgrading of existing store locations. With the exception of the Thornton Facility, all stores are leased. Capital expenditures to relocate and expand existing stores in fiscal 1999 are expected to average $1.5 million per store, excluding preopening expenses averaging $125,000. Preopening costs include such items as advertising prior to opening, recruitment and training of new employees and any costs of early termination of store leases.

     The Company executed its revolving line of credit agreement with Norwest Bank Colorado, N.A. on November 21, 1996. The agreement expires on September 30, 1998, at which time all outstanding principal borrowings become due. At April 30, 1998, amounts payable under the revolving line of credit agreement have been classified in the accompanying balance sheet as short term; however, management intends to renew or extend the existing credit agreement. Borrowings under the revolving line of credit are limited to the lesser of $35 million or 70% of eligible inventory. Borrowings under this credit facility in the amount of $30.1 million were outstanding as of April 30, 1998. Borrowings are secured by accounts receivable, inventories and equipment. Due to lower than anticipated sales during fiscal year 1998 and the first quarter of fiscal 1999, the Company was in violation of its financial covenants under the credit agreement and received a waiver from the bank for the violations. On June 12, 1998, the credit agreement was amended to reduce its net worth requirement and increase its ratio of Funded Indebtedness to EBITDA. Management believes the Company's operations will be sufficient to enable the Company to be in compliance with the amended covenants for all remaining periods of fiscal year 1999.

     The Company believes that its cash flow from operations and borrowings under existing and new credit facilities will be sufficient to fund the Company's operations and its store relocation plans for fiscal 1999 and debt repayment. The Company's existing credit agreement expires on September 30, 1998. There can be no assurance that the Company will be able to extend or renew its existing credit agreement on favorable terms, if at all, or be able to access additional funding resources.

     To fund the capital requirements for its anticipated expansion plans beyond fiscal 1999, the Company may be required to seek additional financing, which may take the form of expansion of its existing credit facility if extended or renewed, or possibly additional debt or equity financings. There can be no assurance that the Company will be able to obtain such funds on favorable terms, if at all.

     SEASONALITY

     The Company's business is affected by seasonal consumer buying patterns.
     As is the case with many other retailers, the Company's sales and profits have been greatest in the fourth quarter (which includes the holiday selling season). Operating results are dependent upon a number of factors, including discretionary consumer spending, which is affected by local, regional or national economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates and taxation. The Company's quarterly results of operations may fluctuate significantly as a result of a number of factors, including the timing of new or relocated and expanded store openings and related expenses, the success of new stores and the impact of new stores on existing stores, among others. As the Company has opened additional stores or relocated and expanded stores within markets it already serves, sales at existing stores have been adversely affected. Such adverse effects may occur in the future. The Company's quarterly operating results also may be affected by increases in merchandise costs, price changes in response to competitive factors, new and increased competition, product availability and the costs associated with the opening of new stores.

     YEAR 2000 ISSUE

     Until recently most computer programs were written to store only two digits of date related information in order to more efficiently handle and sort data. As a result, these programs were unable to properly distinguish between dates occurring in the year 1900 and dates occurring in the year 2000. This is referred to as the "Year 2000 Issue". During fiscal 1999, the Company has begun to review all applications to evaluate the Company's exposure to the year 2000 issue. Management does not believe the Company will have to modify or replace any significant portion of its computer applications in order for its computer systems to function properly with respect to dates in the year 2000 and thereafter. In addition, the Company is coordinating with significant third party entities with which it does business to address potential year 2000 issues in order to minimize the potential adverse consequences, if any, that could result from failure of such entities to address this issue.

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

          None

ITEM 5.   OTHER INFORMATION.

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits:

                    Documents filed with this report:

                    10.22 Fourth amendment to Credit Agreement between Ultimate Electronics, Inc. and Norwest Bank Colorado, National Association and Norwest Business Credit, Inc. dated June 12, 1998

                    27        Financial Data Schedule

               (b)  Reports on Form 8-K:

                    None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Ultimate Electronics, Inc.


Date:    June 12, 1998           By:  /s/ Alan E. Kessock
      ------------------             ----------------------------------------
                                     Alan E. Kessock
                                     Vice President, Chief Financial Officer,
                                     Secretary and a Director (Principal
                                     Financial and Accounting Officer)