Form 10-Q
period 1998-07-31
ULTIMATE ELECTRONICS INC
filed 1998-09-04
CIK 911626

                                   United States
                         Securities and Exchange Commission
                              Washington, D.C.  20549


                                     FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 For the Quarterly Period Ended July 31, 1998

                                         or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                   Exchange Act of 1934 For the Transition Period
                         From _____________ to _____________


                           Commission file number 0-22532

                             ULTIMATE ELECTRONICS, INC.
               (Exact name of registrant as specified in its charter)


                 DELAWARE                                       84-0585211
      ------------------------------                          ---------------
     (State or other jurisdiction of                         (I.R.S. employer
     incorporation or organization)                         identification no.)


                  321A WEST 84TH AVENUE, THORNTON, COLORADO  80221
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

                               YES   X       No
                                    ---         ---
The number of outstanding shares of common stock as of September 4, 1998 was 8,152,148.

                             ULTIMATE ELECTRONICS, INC.

                                     FORM 10-Q

                                       INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):                                Page No.

          Condensed Consolidated Balance Sheets as of July 31, 1998 and
          January 31, 1998 .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  3

          Consolidated Statements of Operations for the three and
          six months ended July 31, 1998 and July 31, 1997  .  .  .  .  .  .  4

          Condensed Consolidated Statements of Cash Flows for the six
          months ended July 31, 1998 and July 31, 1997.  .  .  .  .  .  .  .  5

          Notes to Condensed Consolidated Financial Statements .  .  .  .  .  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  7


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

Item 6.   Exhibits and Reports on Form 8-K.  .  .  .  .  .  .  .  .  .  .  . 11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                           ULTIMATE ELECTRONICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                   (amounts in thousands, except share data)

                                                       (Unaudited)
                                                        July 31,     January 31,
                                                          1998          1998
                                                       -----------   -----------
ASSETS:
Current assets:
   Cash and cash equivalents                           $     2,503   $     2,006
   Accounts receivable                                      14,777        19,826
   Merchandise inventories                                  43,895        43,908
   Other assets                                              2,099         1,362
                                                       -----------   -----------
      Total current assets                                  63,274        67,102

Property and equipment, net                                 48,518        50,855
Property under capital leases, including related
  parties, net                                               1,899         2,068
Goodwill, net                                                2,388         2,385
Other assets                                                   994         1,036
                                                       -----------   -----------
Total assets                                           $   117,073   $   123,446
                                                       -----------   -----------
                                                       -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Revolving line of credit                            $    26,291   $    26,564
   Accounts payable                                         22,119        25,550
   Other current liabilities                                 9,891         9,410
                                                       -----------   -----------
      Total current liabilities                             58,301        61,524

Bonds payable                                               13,000        13,000
Term loans                                                     490           642
Capital lease obligations, including related parties         1,888         2,049
Deferred tax liability                                         810         1,510

Commitments

Stockholders' equity:
   Preferred stock, par value $.01 per share
      Authorized shares - 10,000,000
      No shares issued and outstanding                           -             -
   Common stock, par value $.01 per share
      Authorized shares - 10,000,000
      Issued and outstanding shares, 8,150,748
      at July 31, 1998 and 8,139,548 at
      January 31, 1998                                          82            81
   Additional paid-in capital                               33,883        33,868
   Retained earnings                                         8,619        10,772
                                                       -----------   -----------
      Total stockholders' equity                            42,584        44,721
                                                       -----------   -----------
Total liabilities and stockholders' equity             $   117,073   $   123,446
                                                       -----------   -----------
                                                       -----------   -----------

See accompanying notes to Condensed Consolidated Financial Statements.

                            ULTIMATE ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                  (amounts in thousands, except per share data)

                                                                 Three Months Ended              Six Months Ended
                                                                       July 31,                       July 31,
                                                              -------------------------     -------------------------
                                                                  1998         1997             1998          1997
                                                              -----------   -----------     -----------   -----------
Net sales                                                     $    71,182   $    61,944     $   142,064   $   117,452
Cost of goods sold                                                 49,279        45,030         101,901        86,088
                                                              -----------   -----------     -----------   -----------
Gross profit                                                       21,903        16,914          40,163        31,364
Selling, general and administrative expenses                       20,675        16,615          41,373        30,775
                                                              -----------   -----------     -----------   -----------
Income (loss) from operations                                       1,228           299          (1,210)          589
Interest expense, net                                               1,127           971           2,198         1,754
                                                              -----------   -----------     -----------   -----------
Income (loss) before income taxes                                     101          (672)         (3,408)       (1,165)
Income tax expense (benefit)                                           43          (250)         (1,255)         (432)
                                                              -----------   -----------     -----------   -----------
Net income (loss)                                             $        58   $      (422)    $    (2,153)  $      (733)
                                                              -----------   -----------     -----------   -----------
                                                              -----------   -----------     -----------   -----------

Income (loss) per share of common stock - basic and diluted   $       .01   $     (. 06)    $      (.26)  $      (.10)
Weighted average shares outstanding - basic                         8,151         7,327           8,145         7,164
Weighted average shares outstanding - diluted                       8,221         7,327           8,145         7,164


See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                          (amounts in thousands)


                                                                      Six Months Ended
                                                                          July 31,
                                                                 -------------------------
                                                                     1998         1997
                                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by operating activities                        $     1,589   $     6,903

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                     (543)       (2,503)
Purchase of Audio King                                                     -          (836)
                                                                 -----------   -----------
Net cash used in investing activities                                   (543)       (3,339)

CASH FLOWS FROM FINANCING ACTIVITIES:



Net paydown on line of credit                                           (273)       (1,172)
Proceeds from exercise of stock options                                   16             -
Principal payments on term loans and capital lease obligations          (292)         (292)
                                                                 -----------   -----------
Net cash used in financing activities                                   (549)       (1,464)
                                                                 -----------   -----------
Net increase in cash and cash equivalents                                497         2,100

Cash and cash equivalents at beginning of period                       2,006           764
                                                                 -----------   -----------
Cash and cash equivalents at end of period                       $     2,503   $     2,864
                                                                 -----------   -----------
                                                                 -----------   -----------


See accompanying notes to Condensed Consolidated Financial Statements.

                                   ULTIMATE ELECTRONICS, INC.

                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (UNAUDITED)

                                        JULY 31, 1998


1.   ACCOUNTING POLICIES

     The Company's unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the six month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of individual consumers during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended January 31, 1998.

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


RESULTS OF OPERATIONS

Net sales for the three months ended July 31, 1998 increased 15% to $71.2 million from $61.9 million for the three months ended July 31, 1997. Net sales for the six months ending July 31, 1998 increased 21% to $142.1 million from $117.5 million for the six months ended July 31, 1997. The increase in sales during these periods was due primarily to the acquisition of Audio King effective June 27, 1997. Sales of comparable stores were flat compared to the same quarter in the prior year and decreased 1% for the six months ended July 31, 1998. As previously announced, the Company proceeded with its planned reduction in sales and mix of computer products. Excluding the computer category, comparable store sales were up 4% for the quarter ending July 31, 1998.

Gross profit for the three months ended July 31, 1998 increased 30% to $21.9 million (30.7% of net sales) from $16.9 million (27.3% of net sales) for the three months ended July 31, 1997. Gross profit for the six months ended July 31, 1998 increased 28% to $40.2 million (28.3% of net sales) from $31.4 million (26.7% of net sales) for the six months ended July 31, 1997. Margins in the first quarter were impacted by significant sales of discontinued computers as well as an increase in the Company's reserve for discontinued computer inventory of $700,000. Additionally, the Company liquidated its 35mm camera inventory and eliminated two audio speaker lines which resulted in a reduction of gross profit of $500,000. The improvement in gross margins for the second quarter of fiscal 1999 over the first quarter and the same period in the prior year was a direct result of the Company's efforts to reduce its exposure to computers and concentrate on the sales of products in the higher margin categories of audio, video and mobile electronics where the Company believes it has a competitive advantage.

Selling, general and administrative expenses for the three months ended July 31, 1998 increased to $20.7 million (29.0% of net sales) from $16.6 million (26.8% of net sales) for the three months ended July 31, 1997. Selling, general, and administrative expenses for the six months ending July 31, 1998 increased to $41.4 million (29.1% of net sales) from $30.8 million (26.2% of net sales) for the six months ended July 31, 1997. Selling, general and administrative expenses were impacted by higher store and advertising expenses associated with the Company's strategic initiatives to increase the sales in the stores acquired through the Audio King merger.

As a result of the foregoing, income from operations increased to $1.2 million (1.7% of net sales) for the three months ended July 31, 1998, compared to income from operations of $299,000 (0.5% of net sales) for the three months ended July 31, 1997. Loss from operations was $1.2 million (0.8% of net sales) for the six months ended July 31, 1998 compared to income from operations of $589,000 (0.5% of net sales) for the six months ended July 31, 1997.

Interest expense increased to $1.1 million and $2.2 million for the three and six months ended July 31, 1998, respectively, from $1.0 and $1.8 million for the three and six months ended July 31, 1997. This increase was due primarily to higher average amounts outstanding under the Company's revolving line of credit that was used for the acquisition of Audio King.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of liquidity for funding expansion and growth have been net cash from operations, revolving credit lines, term loans and issuance of common stock. The Company's initial public offering in October 1993 resulted in proceeds of $17.8 million (net of all offering costs). The Company completed a second offering of its common stock in November 1995 and received net proceeds of $12.5 million (net of all offering costs). With the addition of Audio King, the Company now operates a total of 30 stores in nine states.

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

Net cash provided by operations was $1.6 million for the six months ended July 31, 1998 compared to net cash provided by operations of $6.9 million for the six months ended July 31, 1997.

The Company intends to continue its expansion into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with its larger format stores. The Company has begun analyzing new store opportunities in existing markets to replace some of the Company's smaller locations. The Company completed the conversion of its County Line store from an outlet store to a regular store on September 4, 1998. The Company expects to relocate and expand two to five of its locations within the next three years along with the possibility of adding new stores. At the present time, no firm commitments for relocated or new stores have been made. The Company currently anticipates these events to occur after fiscal 1999. The size of these future stores is anticipated to be approximately 24,000 to 36,000 square feet at a projected cost of $30 to $55 per square foot. The inventory requirement for the Company's new larger format stores averages approximately $2.0 million per store, approximately $1.0 million of which is financed through credit.

The Company's primary capital requirements are directly related to expenditures for new store openings and the remodeling and upgrading of existing store locations. With the exception of the Thornton Facility, all stores are leased. Capital expenditures to relocate and expand existing stores are expected to average $1.3 million per store, excluding preopening expenses averaging $250,000. Preopening costs include such items as advertising prior to opening, recruitment and training of new employees and any costs of early termination of store leases.

The Company's revolving line of credit agreement with Norwest Bank Colorado, N.A. expires on September 30, 1998, at which time all outstanding principal borrowings become due. Accordingly, at July 31, 1998 amounts payable under the revolving line of credit agreement have been classified in the accompanying balance sheet as short term. The Company has signed a letter of intent and has received loan approval for a new three year $40 million credit agreement with Foothill Capital Corporation (a wholly owned Norwest Bank subsidiary).
The new facility is expected to close prior to October 1, 1998. Borrowings under the Company's existing revolving line of credit are limited to the lesser of $35 million or 70% of eligible inventory. Borrowings under this credit facility in the amount of $26.3 million were outstanding as of July
31, 1998. Borrowings are secured by accounts receivable, inventories and equipment. The Company was in compliance with all covenants at July 31, 1998.

The Company believes that its cash flow from operations and borrowings under its new credit facilities will be sufficient to fund the Company's operations and debt repayment for fiscal 1999.

To fund the capital requirements for its anticipated expansion plans beyond fiscal 1999, the Company may be required to seek additional financing, which may take the form of expansion of its new credit facility, or possibly additional debt or equity financings. There can be no assurance that the Company will be able to obtain such funds on favorable terms, if at all.

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

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The 1998 Annual Meeting of Stockholders of Ultimate Electronics, Inc. was held on June 17, 1998. At the meeting, Alan E. Kessock and Robert W. Beale were elected as Class I Directors for three-year terms expiring at the 2001 Annual Meeting of Stockholders. David J. Workman, Randall F. Bellows and William J. Pearse continue their respective terms as Directors of the Company.

          The matters voted upon and passed at the Meeting were the election of the above noted directors and the ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending January 31, 1999. The results of the voting on these matters is outlined in the following table.

                                                 VOTES        VOTES      VOTES
                        PROPOSAL                  FOR        AGAINST   ABSTAINED
          ---------------------------------    ---------     -------   ----------
          Election of Directors:
            Alan E. Kessock                    7,260,752          -      60,411
            Robert W. Beale                    7,267,586          -      53,517

          Ratification of Ernst & Young LLP    7,299,709     15,884       5,570


ITEM 5.   OTHER INFORMATION.

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits:

                    Documents filed with this report:

                    10.23 Fifth amendment to Credit Agreement between Ultimate Electronics, Inc. and Norwest Bank Colorado, National Association and Norwest Business Credit, Inc. dated June 30, 1998



                    27     Financial Data Schedule

               (b)  Reports on Form 8-K:

                         None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Ultimate Electronics, Inc.


Date: September 4, 1998           By: /s/ Alan E. Kessock
     -------------------             ------------------------------------------
                                  Alan E. Kessock
                                  Vice President, Chief Financial Officer,
                                  Secretary and a Director (Principal Financial
                                  and Accounting Officer)