Form 10-Q
period 1998-10-31
ULTIMATE ELECTRONICS INC
filed 1998-12-14
CIK 911626

                                   United States
                         Securities and Exchange Commission
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark One)

/X/    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934
                  For the Quarterly Period Ended October 31, 1998

                                         or

/ /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934
         For the Transition Period From                 to


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

The number of outstanding shares of common stock as of December 14, 1998 was 8,155,215.

                             ULTIMATE ELECTRONICS, INC.

                                     FORM 10-Q

                                       INDEX

                                                                           Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of October 31, 1998 and
          January 31, 1998.................................................    3

          Consolidated Statements of Operations for the three and nine
          months ended October 31, 1998 and October 31, 1997...............    4

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended October 31, 1998 and October 31, 1997...............    5

          Notes to Condensed Consolidated Financial Statements.............    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................    7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................   10

Item 2.   Changes in Securities............................................   10

Item 3.   Defaults Upon Senior Securities..................................   10

Item 4.   Submission of Matters to a Vote of Security Holders..............   10

Item 5.   Other Information................................................   10

Item 6.   Exhibits and Reports on Form 8-K.................................   10


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                          ULTIMATE ELECTRONICS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                   (amounts in thousands, except share data)

                                            (Unaudited)
                                             October 31,      January 31,
                                               1998              1998
                                            ------------      -----------
ASSETS:
Current assets:
  Cash and cash equivalents                  $   4,165        $   2,006
  Accounts receivable                           17,675           19,826
  Merchandise inventories                       52,220           43,908
  Other assets                                     836            1,362
                                             ---------        ---------
    Total current assets                        74,896           67,102

Property and equipment, net                     47,609           50,855
Property under capital leases, including
  related parties, net                           1,814            2,068
Goodwill, net                                    2,379            2,385
Other assets                                     1,030            1,036
                                             ---------        ---------
Total assets                                 $ 127,728        $ 123,446
                                             ---------        ---------
                                             ---------        ---------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Revolving line of credit                   $      --        $  26,564
  Accounts payable                              31,488           25,550
  Other current liabilities                     12,308            9,410
                                             ---------        ---------
    Total current liabilities                   43,796           61,524
Revolving line of credit                        24,015               --
Bonds payable                                   13,000           13,000
Term loans                                         411              642
Capital lease obligations, including
  related parties                                1,858            2,049
Deferred tax liability                             810            1,510
Commitments
Stockholders' equity:
  Preferred stock, par value $.01 per share
    Authorized shares - 10,000,000
    No shares issued and outstanding                --               --
  Common stock, par value $.01 per share
    Authorized shares - 10,000,000
    Issued and outstanding shares, 8,152,148
    at October 31, 1998 and 8,139,548 at
    January 31, 1998                                82               81
    Additional paid-in capital                  33,888           33,868
    Retained earnings                            9,868           10,772
                                             ---------        ---------
      Total stockholders' equity                43,838           44,721
                                             ---------        ---------
Total liabilities and stockholders' equity   $ 127,728        $ 123,446
                                             ---------        ---------
                                             ---------        ---------


See accompanying notes to Condensed Consolidated Financial Statements.

                          ULTIMATE ELECTRONICS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (amounts in thousands, except per share data)


                                                                Three Months Ended        Nine Months Ended
                                                                    October 31,              October 31,
                                                              ----------------------   -----------------------
                                                                 1998        1997         1998         1997
                                                              ----------  ----------   ----------   ----------
Net sales                                                     $  79,441   $  81,990    $ 221,505    $ 199,442
Cost of goods sold                                               55,038      59,140      156,939      145,228
                                                              ---------   ---------    ---------    ---------
Gross profit                                                     24,403      22,850       64,566       54,214
Selling, general and administrative expenses                     21,451      21,923       62,824       52,698
                                                              ---------   ---------    ---------    ---------
Income from operations                                            2,952         927        1,742        1,516
Interest expense, net                                               978       1,107        3,176        2,861
                                                              ---------   ---------    ---------    ---------
Income (loss) before income taxes                                 1,974        (180)      (1,434)      (1,345)
Income tax expense (benefit)                                        724         (65)        (531)        (497)
                                                              ---------   ---------    ---------    ---------
Net income (loss)                                             $   1,250   $    (115)   $    (903)   $    (848)
                                                              ---------   ---------    ---------    ---------
                                                              ---------   ---------    ---------    ---------

Income (loss) per share of common stock - basic and diluted   $     .15   $    (.01)   $    (.11)   $    (.11)
Weighted average shares outstanding - basic                       8,152       8,038        8,147        7,459
Weighted average shares outstanding - diluted                     8,160       8,038        8,147        7,459

See accompanying notes to Condensed Consolidated Financial Statements.

                            ULTIMATE ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                              (amounts in thousands)

                                                                    Nine Months Ended
                                                                       October 31,
                                                                       1998       1997
                                                                    ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                           $  6,201    $  4,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                   (1,068)     (4,333)
Purchase of Audio King                                                    --      (3,302)
                                                                    --------    --------
Net cash used in investing activities                                 (1,068)     (7,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (paydown) borrowings on line of credit                            (2,549)      4,740
Proceeds from exercise of stock options                                   21         199
Principal payments on term loans and capital lease obligations          (446)       (444)
                                                                    --------    --------
Net cash (used in) provided by financing activities                   (2,974)      4,495
                                                                    --------    --------
Net increase in cash and cash equivalents                              2,159       1,424

Cash and cash equivalents at beginning of period                       2,006         764
                                                                    --------    --------
Cash and cash equivalents at end of period                          $  4,165    $  2,188
                                                                    --------    --------
                                                                    --------    --------


See accompanying notes to Condensed Consolidated Financial Statements.

                             ULTIMATE ELECTRONICS, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

                                  OCTOBER 31, 1998

1.   ACCOUNTING POLICIES

     The Company's unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the nine month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of individual consumers during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended January 31, 1998.

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

RESULTS OF OPERATIONS

Net sales for the three months ended October 31, 1998 decreased 3% to $79.4 million from $82.0 million for the three months ended October 31, 1997. The sales decrease was the result of the Company's previously announced plan to reduce its mix of computer products. This planned reduction of computer hardware selection to one computer vendor and one printer vendor resulted in significantly lower computer sales. Excluding the computer category, sales increased by 4% for the quarter over the same period in the prior year. Net sales for the nine months ending October 31, 1998 increased 11% to $221.5 million from $199.4 million for the nine months ended October 31, 1997. The increase in sales for the nine months was due primarily to the acquisition of Audio King effective June 27, 1997. Sales of comparable stores were down 3% and 7%, respectively, for the quarter and nine months ended October 31, 1998. Excluding the computer category, comparable store sales were up 4% for the quarter and decreased 2% for the nine months ended October 31, 1998.

Gross profit for the three months ended October 31, 1998 increased 7% to $24.4 million (30.7% of net sales) from $22.9 million (27.9% of net sales) for the three months ended October 31, 1997. Gross profit for the nine months ended October 31, 1998 increased 19% to $64.6 million (29.1% of net sales) from $54.2 million (27.2% of net sales) for the nine months ended October 31, 1997. During the quarter, sales of higher margin products in the Company's core categories of audio, television and mobile electronics contributed to the increase in gross margins.

Selling, general and administrative expenses for the three months ended October 31, 1998 decreased to $21.5 million (27.0% of net sales) from $21.9 million (26.8% of net sales) for the same period in the prior year and down from 29.0% of sales for the second quarter ended July 31, 1998. Selling, general, and administrative expenses for the nine months ending October 31, 1998 increased to $62.8 million (28.3% of net sales) from $52.7 million (26.4% of net sales) for the nine months ended October 31, 1997. Selling, general and administrative expenses for the nine months were impacted by higher store and advertising expenses associated with the Company's strategic initiatives to increase the sales in the stores acquired through the Audio King merger.

As a result of the foregoing, income from operations increased to $3.0 million (3.7% of net sales) for the three months ended October 31, 1998, compared to income from operations of $927,000 (1.1% of net sales) for the three months ended October 31, 1997. Income from operations was $1.7 million (0.8% of net sales) for the nine months ended October 31, 1998 compared to income from operations of $1.5 million (0.8% of net sales) for the nine months ended October 31, 1997.

Interest expense decreased to $1.0 million for the three months ended October 31, 1998 from $1.1 million for the three months ended October 31, 1997, primarily due to lower amounts outstanding under the Company's revolving line of credit. Interest expense increased to $3.2 million for the nine months ended October 31, 1998 from $2.9 million for the nine months ended October 31, 1997 due to the additional borrowings required as a result of the acquisition of Audio King.

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

In March 1995, the Company received proceeds of $12.3 million (net of the underwriting discount and other associated costs) from the sale of $13.0 million aggregate principal amount of 10.25% First Mortgage Bonds (the "Bond Offering"). The proceeds of the Bond Offering were used to fund a substantial portion of the construction of the Company's warehouse, office, service and store facility in Thornton, Colorado (the "Thornton Facility"). Interest on the bonds accrues at the rate of 10.25% per year until maturity or earlier redemption. The Company is required to redeem $3.25 million aggregate principal amount of the bonds annually (reduced to the extent of the bonds previously purchased or redeemed by the Company) on January 31, 2002 and on January 31 of each of the three years thereafter, at a redemption price equal to par plus accrued interest to the date of redemption. The bonds are not redeemable prior to March 31, 2000 and are secured by the Thornton Facility.

Net cash provided by operations was $6.2 million for the nine months ended October 31, 1998 compared to $4.6 million for the nine months ended October 31, 1997.

The Company intends to continue its expansion into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with its larger format stores. The Company has begun analyzing new store opportunities in existing markets to replace some of the Company's smaller locations. The Company completed the conversion of its County Line store from an outlet store to a regular store on September 4, 1998. The Company expects to relocate and expand two to five of its locations within the next three years along with the possibility of adding new stores. At the present time, no firm commitments for relocated or new stores have been made. The Company currently anticipates these events to occur after fiscal 1999. The size of these future stores is anticipated to be approximately 24,000 to 36,000 square feet at a projected cost of $30 to $55 per square foot. The inventory requirement for the Company's new larger format stores averages approximately $1.8 million per store, approximately $900,000 of which is financed through credit.

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

On September 30, 1998, the Company executed a new three year $40 million credit agreement with Foothill Capital Corporation (a wholly owned subsidiary of Norwest Bank). This new facility replaced the Company's $35 million line of credit with Norwest Bank Colorado, N.A. Borrowings under the Company's new revolving line of credit are limited to the lesser of $40 million or 80% of eligible inventory and a portion of accounts receivable. Borrowings bear interest, payable monthly, based on a blend of LIBOR plus 2.0% or Norwest Bank's prime rate minus 3/8%. Borrowings under this credit facility in the amount of $24.0 million were outstanding as of October 31, 1998. Borrowings are secured by inventories, accounts receivable, equipment and intangibles.
The Company was in compliance with all borrowing covenants at October 31, 1998.

The Company believes that its cash flow from operations and borrowings under its new credit facility will be sufficient to fund the Company's operations and debt repayment for fiscal 1999.

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

YEAR 2000 ISSUE

Until recently most computer programs were written to store only two digits of date related information in order to more efficiently handle and sort data. As a result, these programs were unable to properly distinguish between dates occurring in the year 1900 and dates occurring in the year 2000. This is referred to as the "Year 2000 Issue". During fiscal 1999, the Company has begun to review all applications and equipment to evaluate the Company's exposure to the Year 2000 Issue. The required modifications to existing systems have been identified and plans have been developed for upgrades or remediation. The Company anticipates that the upgrades and remediation will be completed by August 31, 1999. The Company's primary information system software is provided by Tyler Retail Systems, Inc. ("Tyler") of Clearwater, FL. This software operates the vast majority of the Company's systems and has been evaluated for Year 2000 compliance. Tyler has assured the Company that the software version currently in use by the company will be Year 2000 compliant during the first quarter of 1999. The Company believes that no significant modifications to the Tyler software will be necessary. The Company's system review also identified that some older hardware and software may not currently be Year 2000 compliant. These items are few in number and will be replaced on an accelerated basis to ensure Year 2000 compliance. In the opinion of the Company, costs of these upgrades are not material to the financial condition or operation of the Company. The Company is also in communication with third parties with whom it does significant business in order to assess their Year 2000 compliance and minimize the potential for adverse consequences, if any, that could result from failure of such entities to address this issue. Year 2000 issues do present risks that are outside of the control of the Company, including but not limited to, the failure of utility companies to provide electricity, the failure of telecommunications companies to provide voice and data transfer services, the failure of financial services companies to process transactions or transfer funds, and the failure of third party vendors or suppliers to become Year 2000 compliant. The Company can make no assurances that Year 2000 issues will not have an adverse effect on the Company's business, financial condition, or future operations.

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

          None

ITEM 5.   OTHER INFORMATION.

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits:

                 Documents filed with this report:

                 10.24 Loan and Security Agreement between Ultimate Electronics, Inc. and Foothill Capital Corporation dated September 30, 1998

                 27     Financial Data Schedule

            (b)  Reports on Form 8-K:

                 None.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Ultimate Electronics, Inc.


Date: December 14, 1998           By: /s/ Alan E. Kessock
      -----------------------        ---------------------------
                                     Alan E. Kessock
                                     Vice President, Chief Financial Officer,
                                     Secretary and a Director (Principal
                                     Financial and Accounting Officer)