Form 10-K405
period 1999-01-31
ULTIMATE ELECTRONICS INC
filed 1999-05-03
CIK 911626

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ______________

                         Commission file number 0-22532

                           ULTIMATE ELECTRONICS, INC.
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       84-0585211
   --------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. employer
   incorporation or organization)                         identification no.)

321A WEST 84TH AVENUE, THORNTON, COLORADO                       80221
 (Address of principal executive offices)                     (Zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (303) 412-2500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  Not Applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
   --------------------------------------------------------------------------
                                 Title of Class

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of April 30, 1999 was approximately $114,294,068. The number of outstanding shares of Common Stock as of April 30, 1999 was 8,163,862.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Stockholders for the fiscal year ended January 31, 1999 are incorporated by reference into Parts II, III and IV of this report. Portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held June 15, 1999 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.    BUSINESS

Ultimate Electronics, Inc. (the "Company") is a leading specialty retailer of home entertainment and consumer electronics in Colorado, Idaho, Iowa, Minnesota, Nevada, New Mexico, Oklahoma, South Dakota and Utah. The Company operates thirty stores, including ten stores in Colorado under the trade name SoundTrack, eleven stores in Idaho, Iowa, Nevada, New Mexico, Oklahoma, and Utah under the trade name Ultimate Electronics and nine stores in Minnesota and South Dakota under the trade name Audio King. Founded in 1968, the Company grew to nine stores by 1993 and became a public company on October 15, 1993. The Company has opened ten new 31,000 to 52,000 square foot stores and relocated and expanded five of its existing Colorado stores to this larger format in the past six years. On June 27, 1997, the Company completed a merger in which the Company acquired all of the outstanding shares of Audio King Corporation ("Audio King"). Audio King, a consumer specialty electronics company, operated 11 retail stores; eight in Minnesota, two in Iowa and one in South Dakota. The Audio King stores and four of the SoundTrack stores range in size from 3,200 to 28,000 square feet. In November 1997, the Company remodeled the two Audio King stores in Iowa, reopening the stores under the name Ultimate Electronics. In addition, the Company also completed changes to four of the Minneapolis Audio King stores. These changes allowed for increased selection in those stores in the key area of larger format television as well as other product categories.

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

For the year ended January 31, 1999, sales were $337.5 million, a 10% increase from sales of $306.3 million for the prior year. The increase in sales during fiscal 1999 was due primarily to the effect of having the Audio King stores for a full year along with an increase in sales for comparable stores. Comparable store sales increased 2% for the year ended January 31, 1999 compared to a decrease of 6% in comparable store sales for the year ended January 31, 1998. As announced on May 21, 1998, the Company significantly reduced its computer assortment. Excluding the computer category, comparable store sales were up 7% for the year.

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

UPSCALE STORE FORMAT. The Company has developed a store format to emphasize and merchandise mid to upscale products. Each store has displays designed to provide the customer with a full spectrum of the Company's products upon entering a store. These displays allow customers to make extensive side-by-side product comparisons. The Company's larger stores have substantially more selling space, providing customers with an uncluttered presentation of the latest technology and featuring multiple demonstration rooms dedicated to home theater and mobile electronics products.

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

EXPANSION STRATEGY

The Company intends to expand into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with 24,000 to 32,000 square foot stores. With the exception of the Thornton facility, all current stores are leased. The Company has begun analyzing new store opportunities in existing markets to replace some of the Company's smaller locations. The Company converted one of its Colorado stores from an outlet store to a regular store on September 4, 1998. The Company expects to relocate and expand two to five of its locations within the next two years along with the possibility of adding new stores. At the present time, no firm commitments for relocated or new stores have been made. The Company currently anticipates these events to occur late in fiscal year 2000 and beyond. The cost of these future stores is anticipated to be between $1.0 million and $1.5 million, depending on tenant allowances. Preopening expenses are expected to average $250,000, and include such items as advertising prior to opening, recruitment and training of new employees and the costs of opening stores. In the event of relocations of existing stores, preopening costs may be significantly higher due to early termination of the store leases. The inventory requirement of the Company's new stores is expected to average approximately $1.5 million, approximately $750,000 of which is financed through trade credit.

The Company's expansion strategy focuses on identification of attractive metropolitan areas in the Rocky Mountain, Midwest and Southwest regions based on an evaluation of local market opportunities, as well as the size, strength and merchandising philosophy of potential competitors. The Company obtains demographic analyses of major metropolitan areas to determine new store locations and potential sales volumes, as well as the optimum number of stores to open in a specific market. The Company's specific location strategy focuses on power centers or freestanding locations near shopping malls. In choosing sites within a market, the Company applies standard site selection criteria which take into account numerous factors including local demographics, traffic patterns, highway visibility and overall retail activity.

MERCHANDISING

PRODUCTS. The Company offers its customers a comprehensive selection of high quality, brand name television, video, home audio, mobile electronics and home office products. This selection consists of over 6,000 SKU's, representing approximately 200 brand names. The Company offers customers a wide range of price points within each product category, with the greatest depth in middle to higher priced items. Within its product categories, the Company carries and actively promotes new models as they become available. The Company does not carry home appliances or software. During the second quarter of fiscal 1999, the Company significantly reduced its computer assortment, concentrating on a limited number of computer packages emphasizing Sony personal computers and Canon printers.

The following table, which is derived from the Company's internal sales records, indicates the percentage of sales in each major product group for the Company's last three fiscal years. The percentages include installation and other services in these categories. Historical percentages may not be indicative of the Company's future product mix.

                                  FISCAL YEAR ENDED JANUARY 31,
                               ------------------------------------
PRODUCT CATEGORY               1999            1998            1997
----------------               ----            ----            ----
Television/Satellite            31%             28%             29%
Audio                           24%             23%             22%
Mobile                          15%             12%             16%
Video                           15%             14%             13%
Home Office                      7%             14%             12%
Other                            8%              9%              8%


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

PURCHASING. Substantially all of the Company's products are purchased directly from manufacturers. Each of the Company's buyers has responsibility for specified product categories. Buyers are assisted by a management information system that provides them with current inventory quantity, price and sales information by SKU, thus allowing them to react quickly to market changes. The Company works closely with its manufacturers and forecasts purchases on a non-binding basis up to one year in advance.

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

During the fiscal year ended January 31, 1999, the Company's ten largest suppliers accounted for approximately 76% of the merchandise purchased by the Company. Two of the Company's suppliers, Sony and Mitsubishi, each accounted for more than 10% of its merchandise mix. The master agreements under which the Company operates with each of its suppliers are normally terminable upon 30 to 60 days notice by either party. The Company does not have commitments of longer than one year with the majority of its product suppliers, as is customary in the industry.

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

The Company's 13 smaller format stores range in size from 9,300 to 28,200 square feet (5,600 to 17,900 square feet of selling space). The selling space in the stores typically contains two audio and two car stereo demonstration rooms, one home entertainment theater and an automobile equipped with the latest in car audio and car security products. The Company also operates two mall based stores that are each 3,200 square feet (both stores have off-site installation and storage).

DISTRIBUTION. The Company currently distributes products to all of its stores from a 175,000 square foot warehouse located in Thornton, Colorado, a suburb of Denver. All of the Company's stores in Colorado are located within approximately 60 miles of this warehouse. For stores over 100 miles away from Denver, the Company uses contract carriers for distribution from its warehouse.

MANAGEMENT INFORMATION SYSTEMS. The Company's management information system, using proven third party software, was installed in August 1990 and is upgraded with enhancements nearly every year. In addition, the system runs on Unix-based Hewlett Packard computer hardware which will be upgraded to accommodate future growth. The Company believes this system will be Year 2000 compliant by October 31, 1999 and will support its anticipated growth. This on-line system connects all of the Company's facilities through digital phone lines which allows sales consultants to determine the location of all of the Company's inventory at any time. Pricing can be changed immediately in each geographical market by the Company's buyers and store management to react to competitor pricing. New signage can be generated on a daily basis. Immediately following the merger with Audio King, all of Audio Kings' store systems and inventory were integrated into the Company's management information system.

CUSTOMER SERVICE

Since its inception, the Company has been committed to providing excellent customer service through well-trained sales consultants and a broad range of customer services.

SALES CONSULTANTS. The Company provides its sales consultants with a minimum of two weeks of intensive classroom training which begins with an orientation from one or more of the Company's executive officers and continues with instruction in areas such as technical knowledge by product category and vendor, policies and procedures of the Company and various other sales techniques. On an ongoing basis, sales consultants attend in-house training sessions conducted by dedicated in-house trainers and manufacturers' representatives and also receive sales, product and other information in daily store meetings. Certain sales consultants specialize in particular product categories to provide customers with greater technical assistance.

The Company's sales consultants are compensated pursuant to a flexible incentive pay plan with commissions determined on the basis of sales and gross margins. The Company also motivates its sales consultants by providing opportunities for advancement within the Company. All of the Company's store management have been promoted from within the Company.

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

Virtually all merchandise purchased from the Company may be taken to any of the Company's stores for repair, whether or not the product is under the manufacturer's warranty or an extended service contract. In order to provide maximum service to its customers, the Company has regional service centers in Albuquerque, Boise, Denver, Des Moines, Las Vegas, Minneapolis, Salt Lake City and Tulsa. Two of the Company's service facilities, located at its distribution centers in Thornton and Minneapolis, provide backup for the Company's other regional service centers. The Company employs over 150 employees in connection with its service business. Each service department is staffed with product specialists capable of making complex repairs. In addition, the Company operates a fleet of approximately 100 customer service vehicles to provide in-home repair and delivery, installation and setup of home satellites, home theater components and televisions.

The Company offers extended service contracts to its customers for most categories of its products. The extended service contracts cover services or time periods not covered by the manufacturer's warranty on such products and are noncancelable. These contracts are administered for the Company by an unaffiliated third party (the "Warrantor") that pays for the repair service. The Company sells extended service contracts to the Warrantor on a nonrecourse basis. The Warrantor is required by its agreement with the Company to maintain insurance to protect the Company in the event that the Warrantor fails to fulfill its obligations under the extended service contracts and the Company is a named loss-payee under the agreement. Gross margins from the sale of extended service contracts are higher than the average gross margins of the Company's other products.

The Company has a private label credit card which is financed, operated and serviced by a third party (the "Finance Company"). The Company entered into an agreement with the Finance Company whereby the Finance Company retains all credit risk associated with the private label credit card. In addition, certain manufacturers sponsor their own private label credit cards. These arrangements permit the Company to provide its customers with financing promotions, including interest-free and deferred payments, without using the Company's working capital. During fiscal 1999, approximately 26% of the Company's sales were purchased through these private label and manufacturer sponsored credit cards.

COMPETITION

The Company operates in a highly competitive and price sensitive industry. The Company faces competition from mass merchants, department stores, specialty stores, appliance/electronics stores and smaller independent merchants. The Company considers its primary competitors to include consumer electronics retailers such as Best Buy and Circuit City as well as mass merchants such as Sears and Montgomery Ward. The Company competes with Circuit City in every market except Iowa; Sioux Falls, South Dakota; Rochester, Minnesota and Boulder, Colorado. The Company competes with Best Buy in every market except Utah and Idaho. The Company expects to face competition from Circuit City in Boulder, Colorado sometime during the summer of 1999. The Company expects to compete with Best Buy and Circuit City in each of its other markets at some point in the future, but knows of no other openings in its other markets at this time. The Company's primary competitors have greater financial and other resources than the Company. There can be no assurance that the Company's operating results will not be adversely affected in fiscal 2000 and beyond by such increased competition. In addition, if such competitors seek to gain or retain market share by reducing prices, the Company may be required to reduce its prices, thereby reducing gross margins and profits. In addition, as the Company expands into markets where the Company's name may not be recognized, its success will depend in part on its ability to compete with established and future competitors in such markets.

EMPLOYEES

As of January 31, 1999, the Company employed approximately 1,600 persons, approximately 1,350 of whom were store, customer delivery or service employees and approximately 250 of whom were main warehouse or corporate personnel. The Company considers its employee relations to be good. Most employees, other than corporate and store support personnel, are paid pursuant to a flexible pay plan. The Company believes that it provides working conditions and wages that compare favorably with those of other companies within the industry. The Company's employees do not have a collective bargaining agreement.

SERVICE MARKS

Ultimate Electronics-Registered Trademark-, SoundTrack-SM-, Audio
King-Registered Trademark-, Fast Trak-Registered Trademark-, Big Names, Little Prices - Guaranteed-SM- and Simple Solution-SM- are service marks of the Company.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Statements that are not historical facts contained in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially from the Company's projections, forecasts, estimates and expectations include, but are not limited to, statements about business strategy, expansion strategy, competition and those listed on page 14 of the section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement Under the Private Securities Litigation Reform Act" in the Company's 1999 Annual Report to Stockholders; risks regarding increases in promotional activities of competitors, changes in consumer buying attitudes, the presence or absence of new products or product features in the Company's merchandise categories, changes in vendor support for advertising and promotional programs, changes in the Company's merchandise sales mix, general economic conditions, fluctuations in consumer demand, the results of financing efforts and other risk factors detailed in the Company's Securities and Exchange Commission filings.

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

ITEM 2.    PROPERTIES

As of January 31, 1999, the Company operates ten stores in Colorado, eight stores in Minnesota, four stores in Utah, two stores in Las Vegas, Nevada, two stores in Iowa, and one store each in Albuquerque, New Mexico, Boise, Idaho, Tulsa, Oklahoma and Sioux Falls, South Dakota. Each store, other than the store located in Thornton, Colorado, is leased. The following table sets forth data regarding the Company's store locations.

                                 YEAR       LATEST YEAR   APPROXIMATE     APPROXIMATE         LEASE
                              ORIGINALLY   REMODELED OR      TOTAL       RETAIL SELLING     EXPIRATION
  CURRENT STORE LOCATIONS       OPENED       RELOCATED    SQUARE FEET     SQUARE FEET         DATE (1)
                              ----------   ------------   -----------    --------------     ----------
COLORADO:

6490 Wadsworth Blvd.
Arvada, CO                       1968          1991          14,500         9,500         2006

1955 28th Street
Boulder, CO                      1985          1996          34,700        20,300         2047

1230 N. Academy Blvd.
Colorado Springs, CO             1989           N/A          14,900         9,800         2001

1370 S. Colorado Blvd.
Denver, CO                       1976          1994          31,600        16,700         2004

9657 E. County Line Rd.
Englewood, CO                    1983          1997          41,300        23,000         2004

4606 S. Mason St.
Fort Collins, CO                 1990           (2)          16,600         8,400         2005

14391 W. Colfax Ave.
Lakewood, CO                     1997           N/A          40,400        23,000         2005

8262 S. University Blvd.
Littleton, CO                    1986          1998          16,600         9,900         2007

8196 W. Bowles Ave.
Littleton, CO                    1984          1996          39,100        22,600         2027

321 W. 84th Ave.
Thornton, CO                     1985          1996          40,300        25,900          N/A

IDAHO:

1085 N. Milwaukee Ave.
Boise, ID                        1995           N/A          37,100(3)     19,500         2025

IOWA:

4701 1st Ave. Southeast
Cedar Rapids,  IA                1995          1997          15,400        10,300         2015

4100 Merle Hay Rd.
Des Moines,  IA                  1994          1997          20,700(3)     12,200         2009

MINNESOTA:

5939 John Martin Dr.
Brooklyn Center,  MN             1980          1997          15,000         9,200         2008

14232 Burnhaven Dr.
Burnsville,  MN                  1979           (2)           9,700         6,600         2007

1868 Beam Ave.
Maplewood,  MN                   1989           (4)           9,300         5,600         1999

12350 Wayzata Blvd.
Minnetonka,  MN                  1977          1997          15,000         9,100         2008

103 Apache Mall
Rochester,  MN                   1986           N/A           3,200         2,700         2000

1723 W. County Rd. B-2
Roseville,  MN                   1977          1997          17,400        11,300         2015

7435 France Ave. South
Edina,  MN                       1974          1997          28,200        17,900         2015

2716 Division St.
St. Cloud,  MN                   1987           N/A          10,000         7,100         2001


                                 YEAR       LATEST YEAR   APPROXIMATE     APPROXIMATE         LEASE
                              ORIGINALLY   REMODELED OR      TOTAL       RETAIL SELLING     EXPIRATION
  CURRENT STORE LOCATIONS       OPENED       RELOCATED    SQUARE FEET     SQUARE FEET         DATE (1)
                              ----------   ------------   -----------    --------------     ----------
NEVADA:

2555 E. Tropicana Ave.
Las Vegas, NV                    1995           N/A          37,300 (3)    17,900              2025

741 S. Rainbow Blvd.
Las Vegas, NV                    1994           N/A          31,500        17,600              2014

NEW MEXICO:

3821 Menaul Blvd., N.E.
Albuquerque, NM                  1994           N/A          37,100 (3)    17,700              2014

OKLAHOMA:

10021 E. 71st St.
Tulsa, OK                        1995           N/A          51,700 (3)    30,400              2025

SOUTH DAKOTA:

701 Empire Mall
Sioux Falls, SD                  1986           (4)           3,200         2,400              2000

UTAH:

879 W. Hill Field Rd.
Layton, UT                       1995           N/A          33,800        18,600              2025

6284 S. State St.
Murray, UT                       1994           N/A          32,200        18,000              2024

1375 S. State St.
Orem, UT                         1993           N/A          32,900        17,100              2010

1130 E. Brickyard Rd.
Salt Lake City, UT               1993           N/A          33,400        18,200              2013


-------------------
(1)  Including renewal options.

(2) The Company is currently negotiating to expand and plans to remodel this store.

(3)  Includes regional service center.

(4)  The Company is currently negotiating to relocate this store.

Construction of the Company's main warehouse, business office, service center and store location in Thornton, Colorado, financed by the proceeds from the sale of $13.0 million aggregate principal amount of 10.25% first mortgage bonds, was completed in April 1996. This facility, in addition to the retail store noted in the table above, is comprised of 175,000 square feet of warehouse space, 30,000 square feet for the Company's business offices, 21,000 square feet devoted to a service department and 18,000 square feet for a training and employee facility. The Company leases a 45,000 square foot facility in Minneapolis, Minnesota that it uses as a training center, office space, service center for the greater Minneapolis/St. Paul area and warehouse space for its delivery department. The Company leases an 8,500 square foot service center in Salt Lake City, Utah. Additionally, the Company leases its store locations in Colorado Springs, Colorado and Fort Collins, Colorado from an affiliated party (see "Certain Relationships and Related Transactions"). The Company is also in the process of negotiating leases to relocate stores and is analyzing lease opportunities in new markets (see "Business - Expansion Strategy" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources").

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

Certain information required by Part II is incorporated by reference into this Report from the Company's 1999 Annual Report to Stockholders (the "1999 Annual Report to Stockholders"), which report is attached hereto as Exhibit
13. Only those sections of the 1999 Annual Report to Stockholders that specifically address the items set forth herein are incorporated by reference.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The section labeled "Stockholder Information" appearing on the inside back cover of the 1999 Annual Report to Stockholders is incorporated herein by reference. As of April 30, 1999, there were approximately 424 holders of record of the Company's common stock.

ITEM 6.    SELECTED FINANCIAL DATA

The section labeled "Selected Financial Data" appearing on page 11 of the 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 12 through 14 of the 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OUTSTANDING DEBT OF THE COMPANY. As of January 31, 1999, the Company had outstanding debt of approximately $26.5 million, $13.0 million of which bears interest at an annual fixed rate of 10.25%. A hypothetical 10.0% decrease in interest rates would not have a material impact on the Company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the Company, if any. For example, the Company frequently effects borrowings under its $40.0 million revolving line of credit for general corporate purposes, capital expenditures and other purposes related to expansion of the Company's capacity. Borrowings under the $40.0 million revolving line of credit bear interest based on a blend of LIBOR plus 2.0% and Norwest Bank's prime rate minus 0.375%. Borrowings under this credit facility in the amount of $13.2 million were outstanding as of January 31, 1999. The Company has not hedged against interest rate changes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and financial statements included on pages 15 through 24 of the Company's 1999 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the section labeled "Directors and Executive Officers" in the Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the section labeled "Compensation of Directors" and "Executive Compensation" excluding the "Board Compensation Committee Report on Executive Compensation" and the "Performance Graph" in the Proxy Statement.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

         1. FINANCIAL STATEMENTS: The following financial statements of the Company included in the Registrant's 1999 Annual Report to Stockholders are incorporated by reference into Item 8:

              - Consolidated Statements of Income for the fiscal years ended January 31, 1999, 1998 and 1997.

              -      Consolidated Balance Sheets at January 31, 1999 and 1998.

              - Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 1999, 1998 and 1997.

              - Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1999, 1998 and 1997.

              -      Notes to Consolidated Financial Statements.

         2. FINANCIAL STATEMENT SCHEDULES: The following financial statement schedule for the fiscal years ended January 31, 1999, 1998 and 1997 is filed as part of this Form 10-K:

                  Schedule                Description                Page
                  --------                -----------                -----
                     II        Valuation and Qualifying Accounts      15

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

       10.22  Fourth Amendment to Credit Agreement between Ultimate Electronics,
              Inc. and Norwest Bank Colorado, National Association and Norwest
              Business Credit, Inc., dated June 12, 1998. (11)


       10.23  Fifth Amendment to Credit Agreement between Ultimate Electronics,
              Inc. and Norwest Bank Colorado, National Association and Norwest
              Business Credit, Inc., dated June 30, 1998. (12)

       10.24  Credit Agreement between Ultimate Electronics, Inc. and Foothill
              Capital Corporation, dated September 30, 1998. (13)

       10.30  Ultimate Electronics, Inc. Form of Change of Control Agreement
              dated June 27, 1997 with each of William J. Pearse, J. Edward
              McEntire, David J. Workman, Alan E. Kessock and Neal A. Bobrick.
              (10)

       13     Company's 1999 Annual Report to Stockholders. (1)

       23.1   Consent of Independent Auditors. (1)

       27     Financial Data Schedule (1)


(b) Reports on Form 8-K:

      None

(1)    Filed herewith.
(2) Incorporated by reference to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 33-88740), filed with the Commission on March 14, 1995.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.
(4) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on October 7, 1993.
(5) Incorporated by reference to the Registrant's Form 8-K filed with the Commission on February 10, 1995.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1995.
(7) Exhibits filed with the Company's Form 10-K Annual Report for the fiscal year ended January 31, 1996, and are incorporated herewith by reference.
(8) Exhibits filed with the Company's Form 10-K Annual Report for the fiscal year ended January 31, 1997, and are incorporated herewith by reference.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1997.
(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1997.
(11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1998.
(12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1998.
(13) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Thornton, State of Colorado, on this 1st day of May, 1999.

ULTIMATE ELECTRONICS, INC.


By:  /s/ William J. Pearse
   --------------------------
   William J. Pearse
   Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ William J. Pearse                            Date:  May 1, 1999
   ---------------------------------------                 -------------
     William J. Pearse
     Chairman of the Board and a Director


By:  /s/ J. Edward McEntire                           Date:  May 1, 1999
   ---------------------------------------                 -------------
     J.  Edward McEntire
     Chief Executive Officer and a Director
     (Principal Executive Officer)


By:  /s/ David J. Workman                             Date:  May 1, 1999
   ---------------------------------------                 -------------
     David J. Workman
     President, Chief Operating Officer
     and a Director


By:  /s/ Alan E. Kessock                              Date:  May 1, 1999
   ---------------------------------------                 -------------
     Alan E. Kessock
     Vice President, Chief Financial
     Officer, Secretary and a Director
     (Principal Financial and Accounting
     Officer)


By:  /s/ Robert W. Beale                              Date:  May 1, 1999
   ---------------------------------------                 -------------
     Robert W. Beale
     Director


By:  /s/ Randall F. Bellows                           Date:  May 1, 1999
   ---------------------------------------                 -------------
     Randall F. Bellows
     Director

ULTIMATE ELECTRONICS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                             CHARGED TO
                                                BALANCE AT     COSTS                           BALANCE AT
                                                BEGINNING       AND             DEDUCTIONS       END OF
                DESCRIPTION                     OF PERIOD     EXPENSES          (DESCRIBE)       PERIOD
                -----------                     ----------   ----------         ---------      ----------
Year ended January 31, 1999
   Deducted from asset accounts:
      Allowance for doubtful accounts           $  260          $  364          $  314(1)          $  310
      Reserve for cash and cooperative
         advertising discounts                      55              58              64(1)              49
      Allowance for obsolete inventory             436           1,975             902(2)           1,509
                                                ------          ------          ------             ------
         Total                                  $  751          $2,397          $1,280             $1,868
                                                ------          ------          ------             ------
                                                ------          ------          ------             ------

Year ended January 31, 1998
   Deducted from asset accounts:
      Allowance for doubtful accounts           $  180          $  786          $  706(1)          $  260
      Reserve for cash and cooperative
         advertising discounts                      72             154             171(1)              55
      Allowance for obsolete inventory             266             597             427(2)             436
                                                ------          ------          ------             ------
         Total                                  $  518          $1,537          $1,304             $  751
                                                ------          ------          ------             ------
                                                ------          ------          ------             ------

Year ended January 31, 1997
   Deducted from asset accounts:
      Allowance for doubtful accounts           $  251          $  196          $  267(1)          $  180
      Reserve for cash and cooperative
         advertising discounts                      96             213             237(1)              72
      Allowance for obsolete inventory             344               6              84(2)             266
                                                ------          ------          ------             ------
         Total                                  $  691          $  415          $  588             $  518
                                                ------          ------          ------             ------
                                                ------          ------          ------             ------


-------------------
(1) Uncollectible accounts written off, net of recoveries.

(2) Write-offs of obsolete inventory.