Form 10-Q
period 1999-04-30
ULTIMATE ELECTRONICS INC
filed 1999-05-26
CIK 911626

                                   United States
                         Securities and Exchange Commission
                              Washington, D.C.  20549


                                     FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the Quarterly Period Ended April 30, 1999

                                         or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                 Exchange Act of 1934

            For the Transition Period From _______________ to _______________


                           Commission file number 0-22532

                             ULTIMATE ELECTRONICS, INC.
               (Exact name of registrant as specified in its charter)


               DELAWARE                                   84-0585211

     (State or other jurisdiction of                   (I.R.S. employer
     incorporation or organization)                    identification no.)


              321 WEST 84TH AVENUE, SUITE A, THORNTON, COLORADO  80221
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

The number of outstanding shares of common stock as of May 24, 1999 was 8,163,862.

                             ULTIMATE ELECTRONICS, INC.

                                     FORM 10-Q

                                       INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:                                        Page No.
          Condensed Consolidated Balance Sheets as of April 30, 1999
          (unaudited) and January 31, 1999 . . . . . . . . . . . . . . . . 3

          Consolidated Statements of Operations for the three months ended April 30, 1999 and April 30, 1998 (unaudited). . . . . . . 4

          Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 1999 and April 30, 1998 (unaudited) . . . 5

          Notes to Condensed Consolidated Financial Statements
          (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . 7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . .10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .10

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . .10

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .10

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .10

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . .10

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .10


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             ULTIMATE ELECTRONICS, INC.
                       CONDENSED CONSOLIDATED BALANCE  SHEETS

                     (amounts in thousands, except share data)

                                                                 April 30,      January 31,
                                                                   1999            1999
                                                               -------------  ---------------
                                                                 (Unaudited)
ASSETS:

Current assets:
   Cash and cash equivalents                                   $       2,627    $       4,421
   Accounts receivable                                                15,443           17,814
   Merchandise inventories                                            51,092           46,908
   Other assets                                                        1,248            1,087
                                                               -------------  ---------------
      Total current assets                                            70,410           70,230


Property and equipment, net                                           45,789           46,636
Property under capital leases, including related parties, net          1,644            1,729
Goodwill, net                                                          2,232            2,300
Other assets                                                             988            1,009
                                                               -------------  ---------------
Total assets                                                   $     121,063    $     121,904
                                                               -------------  ---------------
                                                               -------------  ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Accounts payable                                            $      29,580    $      29,888
   Other current liabilities                                          12,033           13,602
                                                               -------------  ---------------
      Total current liabilities                                       41,613           43,490

Revolving line of credit                                              13,875           13,188
Bonds payable                                                         13,000           13,000
Term loans                                                               249              330
Capital lease obligations, including related parties                   1,825            1,841
Deferred tax liability                                                 2,381            2,380

Commitments

Stockholders' equity:
   Preferred stock, par value $.01 per share
      Authorized shares - 10,000,000
      No shares issued and outstanding                                     -                -
   Common stock, par value $.01 per share
      Authorized shares - 10,000,000
      Issued and outstanding shares, 8,163,862 and 8,160,796
      at April 30, 1999 and January 31, 1999                              82               81
   Additional paid-in capital                                         33,918           33,912
   Retained earnings                                                  14,120           13,682
                                                               -------------  ---------------
      Total stockholders' equity                                      48,120           47,675
                                                               -------------  ---------------
Total liabilities and stockholders' equity                     $     121,063    $     121,904
                                                               -------------  ---------------
                                                               -------------  ---------------


See accompanying notes to Condensed Consolidated Financial Statements.

                             ULTIMATE ELECTRONICS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                   (amounts in thousands, except per share data)

                                                       Three Months Ended
                                                            April 30,
                                                  ----------------------------
                                                       1999           1998
                                                  -------------  -------------
Sales
Cost of goods sold                                $    80,303    $    70,882
                                                       56,788         52,622
                                                  -------------  -------------
Gross profit                                           23,515         18,260
Selling, general and administrative expenses           22,126         20,698
                                                  -------------  -------------
Income (loss) from operations                           1,389         (2,438)
Interest expense, net                                     681          1,071
                                                  -------------  -------------
Income (loss) before income taxes                         708         (3,509)
Income tax expense (benefit)                              269         (1,298)
                                                  -------------  -------------
Net income (loss)                                 $       439    $    (2,211)
                                                  -------------  -------------
                                                  -------------  -------------

Earnings (loss) per share - Basic                 $      . 05    $     (. 27)
Earnings (loss) per share - Diluted               $      . 05    $     (. 27)
Weighted average shares outstanding - Basic             8,163          8,140
Weighted average shares outstanding - Diluted           8,766          8,140


See accompanying notes to Condensed Consolidated Financial Statements.

                             ULTIMATE ELECTRONICS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                               (amounts in thousands)

                                                                      Three Months Ended
                                                                           April 30,
                                                                 ----------------------------
                                                                      1999           1998
                                                                 -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash used in operating activities                            $    (1,619)   $    (3,948)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                     (709)          (318)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from revolving line of credit                               687          3,510
Principal payments on term loans and capital lease obligations          (159)          (144)
Proceeds from exercise of stock options                                    6              -
                                                                 -------------  -------------
Net cash provided by financing activities                                534          3,366
                                                                 -------------  -------------
Net decrease in cash and cash equivalents                             (1,794)          (900)

Cash and cash equivalents at beginning of period                       4,421          2,006
                                                                 -------------  -------------
Cash and cash equivalents at end of period                       $     2,627    $     1,106
                                                                 -------------  -------------
                                                                 -------------  -------------


See accompanying notes to Condensed Consolidated Financial Statements.

                             ULTIMATE ELECTRONICS, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

                                   APRIL 30, 1999


1.   ACCOUNTING POLICIES

     The Company's unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending January 31, 2000. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of individual consumers during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended January 31, 1999.

 2.  PRINCIPLES OF CONSOLIDATION

     The unaudited condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management's discussion and analysis of financial condition and results of operations and the financial statements and accompanying notes contain statements that are not historical facts but are forward-looking statements that involve risks and uncertainties that could cause future results to vary materially from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends, estimates, plans or anticipates will, should, could or may occur, including reference to future profitability and steps being taken to achieve that result. Factors that could cause actual results to differ materially from the Company's projections, forecasts, estimates and expectations include, but are not limited to, statements about business strategy, expansion strategy and competition; risks regarding increases in promotional activities of competitors, changes in consumer buying attitudes, the presence or absence of new products or product features in the Company's merchandise categories, changes in the distribution strategy of the Company's vendors, changes in vendor support for advertising and promotional programs, changes in the Company's merchandise sales mix, the results of financing efforts, fluctuations in consumer demand, the risks associated with Year 2000 issues as well as general economic conditions. Please refer to a discussion of these and other factors in the Company's Annual Report on Form 10-K for the year ended January 31, 1999 and other filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

          RESULTS OF OPERATIONS

          Sales for the three months ended April 30, 1999 increased 13% to $80.3 million from $70.9 million for the three months ended April 30, 1998. Comparable store sales increased 14% for the three months ended April 30, 1999. As announced on May 21, 1998, the Company significantly reduced its computer assortment. Excluding the computer category, comparable store sales were up 20% for the quarter ending April 30, 1999.

          Gross profit for the three months ended April 30, 1999 increased 29% to $23.5 million (29.3% of sales) from $18.3 million (25.8% of sales) for the three months ended April 30, 1998. This increase was a direct result of the improved sales amounts compared to the prior year as well as the continued focus on sales of higher margin products in the Company's core categories of audio, television and mobile electronics. The prior year margin was negatively impacted by $700,000 in increased inventory reserves associated with the decision to reduce the Company's computer assortment.

          Selling, general and administrative expenses for the three months ended April 30, 1999 increased 7% to $22.1 million (27.6% of sales) from $20.7 million (29.2% of sales) for the three months ended April 30, 1998. The decrease in selling, general, and administrative expenses as a percentage of sales was primarily due to the leveraging of the Company's fixed expenses against the 14% comparable store sales increase that the Company achieved in the first quarter of the current year as well as the cost control measures implemented after the first quarter of the prior year.

          As a result of the foregoing, the Company recorded income from operations of $1.4 million (1.7% of sales) for the three months ended April 30, 1999, compared to a loss from operations of $2.4 million (3.4% of sales) for the three months ended April 30, 1998.

          Interest expense decreased to $681,000 for the three months ended April 30, 1999 from $1.1 million for the three months ended April 30, 1998. This decrease was due primarily to lower average amounts outstanding under the Company's revolving line of credit as well as a reduction in the interest rate associated with the change in the line of credit from Norwest Bank to Foothill Capital Corporation.

          LIQUIDITY AND CAPITAL RESOURCES

          Historically, the Company's primary sources of liquidity for funding expansion and growth have been net cash from operations, revolving credit lines, term loans and issuance of common stock. The Company currently operates a total of 30 stores in nine states.

          In March 1995, the Company received proceeds of $12.3 million (net of the underwriting discount and other associated costs) from the sale of $13.0 million aggregate principal amount of 10.25% First Mortgage Bonds. The Company is required to redeem $3.25 million aggregate principal amount of its 10.25% First Mortgage Bonds annually (reduced to the extent of the bonds previously purchased or redeemed by the Company) on January 31, 2002 and on January 31 of each of the three years thereafter, at a redemption price equal to par plus accrued interest to the date of redemption. The bonds are not redeemable prior to March 31, 2000 and are secured by the Company's Thornton facility.

          Net cash used in operations was $1.6 million for the three months ended April 30, 1999 compared to net cash used in operations of $3.9 million for the three months ended April 30, 1998.

          The Company's primary capital requirements are directly related to expenditures for new store openings and the remodeling and upgrading of existing store locations.

          The Company intends to expand into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with 24,000 to 32,000 square foot stores. With the exception of the Thornton facility, all stores are leased. The Company has begun analyzing new store opportunities in existing markets to replace some of the Company's smaller locations. The Company expects to relocate and expand two to five of its locations within the next two years along with the possibility of adding new stores. At the present time, no firm commitments for relocated or new stores have been made. The Company currently anticipates these events to occur late in fiscal 2000 and beyond. The cost of these future stores is anticipated to be between $1.0 million and $1.5 million (excluding preopening expenses), depending on tenant allowances. Preopening expenses are expected to average $250,000, and include such items as advertising prior to opening, recruitment and training of new employees and other costs of opening stores. In the event of relocations of existing stores, preopening costs may be significantly higher due to early termination of the existing store leases. The inventory requirement for the Company's new stores is expected to average approximately $1.5 million, approximately $750,000 of which is financed through trade credit.

          On September 30, 1998, the Company executed a three-year $40 million credit agreement with Foothill Capital Corporation (a wholly owned subsidiary of Norwest Bank). This facility replaced the Company's $35 million line of credit with Norwest Bank Colorado, N.A. Borrowings under the Company's current revolving line of credit are limited to the lesser of $40 million or 80% of eligible inventory and a portion of accounts receivable. Borrowings bear interest, payable monthly, based on a blend of LIBOR plus 2.0% and Norwest Bank's prime rate minus 0.375%. Borrowings under this credit facility in the amount of $13.9 million were outstanding as of April 30, 1999. Borrowings are secured by inventories, accounts receivable, equipment and intangibles. The Company was in compliance with all borrowing covenants at April 30, 1999.

          The Company believes that its cash flow from operations and borrowings under its current credit facility will be sufficient to fund the Company's operations and debt repayment for fiscal 2000. To fund the capital requirements for its anticipated expansion plans beyond fiscal 2000, the Company may be required to seek additional financing, which may take the form of expansion of its existing credit facility, or possibly additional debt or equity financings. There can be no assurance that the Company will be able to obtain such funds on favorable terms, if at all.

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

          YEAR 2000

          Until recently, most computer programs were written to store only two digits of date-related information in order to more efficiently handle and sort data. As a result, these programs were unable to properly distinguish between dates occurring in the year 1900 and dates occurring in the year 2000. This is referred to as the "Year 2000 Issue". During fiscal 1999, the Company reviewed all applications and equipment to evaluate the Company's exposure to the Year 2000 Issue. The required modifications to existing systems were identified, and plans were developed for upgrades or remediation. The Company anticipates that all upgrades and remediation will be completed by October 31, 1999.

          The Company's primary information system software is provided by Tyler Retail Systems, Inc. ("Tyler") of Clearwater, Florida. This software operates the vast majority of the Company's systems and has been evaluated for Year 2000 compliance. Tyler has assured the Company that with the current software and the pending upgrade, the Company's system will be Year 2000 compliant by October 31, 1999. The Company began the upgrade process in the first quarter of fiscal 2000. The Company believes that no other significant modifications to the Tyler software will be necessary. The Company's system review also identified that some older hardware and software were not Year 2000 compliant. These items were few in number and are being replaced on an accelerated basis to ensure Year 2000 compliance by August 31, 1999. In the opinion of the Company, costs of these upgrades will not be material to the financial condition or operation of the Company. The Company is also in communication with third parties with whom it does significant business in order to assess their Year 2000 compliance and minimize the potential for adverse consequences, if any, that could result form failure of such entities to address this issue. Year 2000 issues do present risks that are outside of the control of the Company, including, but not limited to, the failure of utility companies to provide electricity, the failure of telecommunication companies to provide voice and data transfer services, the failure of financial services companies to process transactions or transfer funds and the failure of third-party vendors or suppliers to become Year 2000 compliant. In the event of the failure of the Company or Tyler to become timely Year 2000 compliant, the Company has not identified a near-term economically feasible alternative for operations support, and would be required to resort to manual or other processing methods. With regard to any Year 2000 failure by third-party product suppliers, the Company plans to pursue alternative suppliers for Year 2000 compliant products, however it anticipates its competitors will be similarly impacted in any such event. The Company can make no assurances that Year 2000 issues will not have an adverse effect on the Company's business, financial condition, or future operations. The information provided in this disclosure constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act of 1998.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

          OUTSTANDING DEBT OF THE COMPANY. As of April 30, 1999, the Company had outstanding debt of approximately $27.1 million, $13.0 million of which bears interest at an annual fixed rate of 10.25%. A hypothetical 10.0% decrease in interest rates would not have a material impact on the Company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the Company, if any. For example, the Company frequently effects borrowings under its $40.0 million revolving line of credit for general corporate purposes, capital expenditures and other purposes related to expansion of the Company's capacity. Borrowings under the $40.0 million line of credit bear interest based on a blend of LIBOR plus 2.0% and Norwest Bank's prime rate minus 0.375%. Borrowings under this credit facility in the amount of $13.9 million were outstanding as of April 30, 1999. The Company has not hedged against interest rate changes.


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


                                   Ultimate Electronics, Inc.



Date:      May 26, 1999            By:  /s/ Alan E. Kessock
     -------------------------        ------------------------------
                                        Alan E. Kessock
                                        Vice President, Chief Financial Officer,
                                        Secretary and a Director (Principal
                                        Financial and Accounting Officer)