Form 10-Q
period 1999-07-31
ULTIMATE ELECTRONICS INC
filed 1999-09-14
CIK 911626

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the Quarterly Period Ended July 31, 1999

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the Transition Period From _____ to ____


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


             321 WEST 84TH AVENUE, SUITE A, THORNTON, COLORADO 80260
               (Address of principal executive offices, zip code)

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

The number of outstanding shares of common stock as of September 13, 1999 was 8,238,393.

                           ULTIMATE ELECTRONICS, INC.

                                    FORM 10-Q

                                      INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:                                                       Page No.

           Condensed Consolidated Balance Sheets as of July 31, 1999 (unaudited) and
           January 31, 1999 .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 3

           Consolidated Statements of Operations for the three and six months ended
           July 31, 1999 and July 31, 1998 (unaudited) .  .  .  .  .  .  .  .  .  .  .  . 4

           Condensed Consolidated Statements of Cash Flows for the six months ended
           July 31, 1999 and July 31, 1998 (unaudited) .  .  .  .  .  .  .  .  .  .  .  . 5

           Notes to Condensed Consolidated Financial Statements (unaudited) .  .  .  .  . 6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk   .  .  .  .  .  . 11



PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings. .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 11

Item 2.    Changes in Securities .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 11

Item 3.    Defaults Upon Senior Securities.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 11

Item 4.    Submission of Matters to a Vote of Security Holders .  .  .  .  .  .  .  .  . 11

Item 5.    Other Information  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 12

Item 6.    Exhibits and Reports on Form 8-K .   .  .  .  .  .  .  .  .  .  .  .  .  .  . 12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           ULTIMATE ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (amounts in thousands, except share data)

                                                           July 31,     January 31,
                                                             1999          1999
                                                         ------------  -----------
                                                         (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                               $   6,113   $    4,421
   Accounts receivable, net                                   17,108       17,814
   Merchandise inventories                                    46,722       46,908
   Other assets                                                1,608        1,087
                                                         ------------  -----------
      Total current assets                                    71,551       70,230

Property and equipment, net                                   45,118       46,636
Property under capital leases, including related
  parties, net                                                 1,564        1,729
Goodwill, net                                                  2,163        2,300
Other assets                                                     992        1,009
                                                         ------------  -----------
Total assets                                              $  121,388   $  121,904
                                                         ------------  -----------
                                                         ------------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                        $  28,626    $  29,888
   Other current liabilities                                  13,785       13,602
                                                         ------------  -----------
      Total current liabilities                               42,411       43,490
Revolving line of credit                                      11,978       13,188
Bonds payable                                                 13,000       13,000
Term loans                                                       165          330
Capital lease obligations, including related parties           1,810        1,841
Deferred tax liability                                         2,380        2,380
Commitments
Stockholders' equity:
   Preferred stock, par value $.01 per share
      Authorized shares - 10,000,000
      No shares issued and outstanding                             -            -
   Common stock, par value $.01 per share
      Authorized shares - 10,000,000
      Issued and outstanding shares, 8,232,645 and
      8,160,796 at July 31, 1999 and January 31, 1999             82           81
   Additional paid-in capital                                 34,123       33,912
   Retained earnings                                          15,439       13,682
                                                         ------------  -----------
      Total stockholders' equity                              49,644       47,675
                                                         ------------  -----------
Total liabilities and stockholders' equity                $  121,388   $  121,904
                                                         ------------  -----------
                                                         ------------  -----------

     See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                   (amounts in thousands, except per share data)

                                                          Three Months Ended           Six Months Ended
                                                               July 31,                    July 31,
                                                       -------------------------  --------------------------
                                                           1999         1998          1999          1998
                                                       ------------  -----------  ------------  -----------
Sales                                                    $  86,309    $  71,182   $   166,612   $   142,064
Cost of goods sold                                          59,828       49,279       116,616       101,901
                                                       ------------  -----------  ------------  ------------
Gross profit                                                26,481       21,903        49,996        40,163
Selling, general and administrative expenses                23,688       20,675        45,814        41,373
                                                       ------------  -----------  ------------  ------------
Income (loss) from operations                                2,793        1,228         4,182       (1,210)
Interest expense, net                                          707        1,127         1,388         2,198
                                                       ------------  -----------  ------------  ------------
Income (loss) before income taxes                            2,086          101         2,794       (3,408)
Income tax expense (benefit)                                   768           43         1,037       (1,255)
                                                       ------------  -----------  ------------  ------------
Net income (loss)                                        $   1,318    $      58   $     1,757   $   (2,153)
                                                       ------------  -----------  ------------  ------------
                                                       ------------  -----------  ------------  ------------


Earnings (loss) per share - Basic                        $    . 16    $    . 01     $    . 21    $   (. 26)
Earnings (loss) per share - Diluted                      $    . 15    $    . 01     $    . 20    $   (. 26)
Weighted average shares outstanding - Basic                  8,211        8,151         8,187         8,145
Weighted average shares outstanding - Diluted                8,926        8,221         8,866         8,145


     See accompanying notes to Condensed Consolidated Financial Statements.

                            ULTIMATE ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                              (amounts in thousands)

                                                              Six Months Ended
                                                                  July 31,
                                                          -------------------------
                                                             1999          1998
                                                          -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                  $   4,613    $    1,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                          (1,609)         (543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net paydown on revolving line of credit                      (1,210)         (273)
Principal payments on term loans and capital lease
obligations                                                    (314)         (292)
Proceeds from exercise of stock options                          212            16
                                                          -----------  ------------
Net cash used in financing activities                        (1,312)         (549)
                                                          -----------  ------------
Net increase in cash and cash equivalents                      1,692           497

Cash and cash equivalents at beginning of period               4,421         2,006
                                                          -----------  ------------
Cash and cash equivalents at end of period                 $   6,113     $   2,503
                                                          ===========  ============


     See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JULY 31, 1999


1.   ACCOUNTING POLICIES

     The Company's unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending January 31, 2000. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of individual consumers during the Christmas holiday season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended January 31, 1999.

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

           RESULTS OF OPERATIONS

           Sales for the three months ended July 31, 1999 increased 21% to $86.3 million from $71.2 million for the three months ended July 31, 1998. Sales for the six months ended July 31, 1999 were $166.6 million, a 17% increase from sales of $142.1 million for the same period in the prior year. Sales of comparable stores were up 20% and 17%, respectively, for the three and six months ended July 31, 1999. As announced on May 21, 1998, the Company significantly reduced its computer assortment. Excluding the computer category, comparable store sales were up 20% for the six months ended July 31, 1999. Beginning in the fourth quarter of the prior year, the Company began mailing an 80-plus page color catalog to its customer base on a quarterly basis. The catalog, along with refinements to the Company's merchandising and sales systems and a favorable retail electronics market in general, contributed to the increase in comparable store sales in the current year.

           Gross profit for the three months ended July 31, 1999 increased 21% to $26.5 million (30.7% of sales) from $21.9 million (30.7% of sales) for the three months ended July 31, 1998. Gross profit for the six months ended July 31, 1999 increased to $50.0 million (30.0% of sales) from $40.2 million (28.3% of sales) for the six months ended July 31, 1998. For the six months ended July 31, 1999, the improved gross margins were primarily the result of increased sales in the Company's higher margin core categories including audio, television and mobile electronics. The prior year's margin was negatively impacted by $700,000 in increased inventory reserves recorded in the first quarter of fiscal 1999 associated with the decision to reduce the Company's computer assortment.

           Selling, general and administrative expenses for the three months ended July 31, 1999 increased 15% to $23.7 million (27.5% of sales) from $20.7 million (29.0% of sales) for the three months ended July 31, 1998. Selling, general and administrative expenses for the six months ended July 31, 1999 increased to $45.8 million (27.5% of sales) from $41.4 million (29.1% of sales) for the six months ended July 31, 1998. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to the leveraging of the Company's fixed expenses against the 20% and 17% comparable store sales increases that the Company achieved in the first and second quarters of the current year as well as the cost control measures implemented after the first quarter of the prior year.

           As a result of the foregoing, the Company recorded income from operations of $2.8 million (3.2% of sales) for the three months ended July 31, 1999, compared to income from operations of $1.2 million (1.7% of sales) for the three months ended July 31, 1998. Income from operations for the six months ended July 31, 1999 was $4.2 million (2.5% of sales) compared to a loss from operations of $1.2 million (0.8% of sales) for the six months ended July 31, 1998.

           Interest expense decreased to $707,000 and $1.4 million for the three and six months ended July 31, 1999 from $1.1 million and $2.2 million for the three and six months ended July 31, 1998. This decrease was due primarily to lower average amounts outstanding under the Company's revolving line of credit as well as a reduction in the interest rate associated with the change in the line of credit from Norwest Bank to Foothill Capital Corporation.

           LIQUIDITY AND CAPITAL RESOURCES

           Historically, the Company's primary sources of liquidity for funding expansion and growth have been net cash from operations, revolving credit lines, term loans and issuances of common stock. The Company's primary capital requirements are directly related to expenditures for new store openings and/or remodeling of existing store locations. The Company currently operates a total of 30 stores in nine states.

           Net cash provided by operations was $4.6 million for the six months ended July 31, 1999 compared to $1.6 million for the six months ended July 31, 1998.

           In March 1995, the Company issued $13.0 million aggregate principal amount of 10.25% First Mortgage Bonds and received net proceeds of $12.3 million. The proceeds of the bond offering were used to fund a substantial portion of the construction of the Company's warehouse, offices, service and store facility in Thornton, Colorado. Interest accrues at a rate of 10.25% per year until maturity or earlier redemption. The Company is required to redeem $3.25 million aggregate principal amount of the bonds (reduced to the extent of the bonds previously purchased or redeemed by the Company) on January 31, 2002 and on January 31 of each of the three years thereafter, at a redemption price equal to par plus accrued interest to the date of redemption. The bonds are redeemable at par on or after March 31, 2000 and are secured by the Company's Thornton facility.

           The Company intends to expand into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with 30,000 to 36,000 square foot stores. In certain smaller markets, the store size may be as small 20,000 square feet. With the exception of the Thornton Facility, all stores are leased. The Company has begun analyzing new store opportunities in existing markets to replace some of the Company's smaller locations. In fiscal 2000, the Company expects to complete construction to expand a Minneapolis, Minnesota store from 10,000 to 18,000 square feet and to relocate and expand its Sioux Falls, South Dakota store from 3,200 to 22,000 square feet.
           In fiscal 2001, a 10,000 square foot store located in the Minneapolis/St. Paul area is planned to be relocated to a 35,000 square foot store. The Company also expects to relocate and expand its Arvada, Colorado store within the next 18 months and will be analyzing opportunities in the Minneapolis/St. Paul area over the next few years to relocate and/or expand a number of those locations. The Company is currently constructing a 36,000 square foot store in Davenport, Iowa that is expected to open by the end of fiscal 2000. For fiscal 2001, the Company expects to open six to eight new stores, primarily in the Phoenix metropolitan area, and eight to twelve additional stores in fiscal 2002. At the present time, no leases have been signed for the Phoenix stores but the Company has entered into letters of intent and is negotiating leases for several of the sites. The Company currently anticipates opening some of the Phoenix stores in the second quarter of fiscal 2001 and additional Phoenix stores prior to the holiday selling season of fiscal 2001. The cost of these future stores is anticipated to average $3.0 million, depending on tenant allowances and includes preopening expenses, leasehold improvements, fixtures, equipment and inventory (net of payables). Preopening expenses for new stores are expected to average $350,000, and include such items as advertising prior to opening, recruitment and training of new employees and other costs of opening stores. In the event of relocations of existing stores, preopening costs are expected to average $150,000 and will be higher if the Company is forced to terminate existing store leases prior to their maturity. The inventory requirement for the Company's new stores is expected to average approximately $1.5 million, approximately $750,000 of which is financed through trade credit.

           On September 30, 1998, the Company executed a three-year $40 million credit agreement with Foothill Capital Corporation (a wholly owned subsidiary of Norwest Bank). Borrowings under the Company's revolving line of credit are limited to the lesser of $40 million or 80% of eligible inventory and a portion of accounts receivable. As of July 31, 1999, the entire $40 million facility was available to the Company, of which $12.0 million was outstanding. Borrowings bear interest, payable monthly, based on a blend of LIBOR plus 2.0% and Norwest Bank's prime rate minus 0.375%. Borrowings are secured by inventories, accounts receivable, equipment and intangibles. The facility includes negative covenants which limit the Company's ability to, among other things, subject to various exceptions, incur indebtedness, create liens, enter into mergers and consolidations, issue guarantees, sell or transfer assets, foreign inventory, prepay or retire any debt owed to third parties, make investments or engage in transactions with affiliates. The facility also contains covenants regulating the Company's gross margin, inventory levels, tangible net worth and capital expenditures. The Company was in compliance with all borrowing covenants at July 31, 1999.

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

           The Company's primary information system software is provided by Tyler Retail Systems, Inc. ("Tyler") of Clearwater, Florida. This software operates the vast majority of the Company's systems and has been evaluated for Year 2000 compliance. Tyler has assured the Company that with the current software and the pending upgrade, the Company's system will be Year 2000 compliant by October 31, 1999. The Company began the upgrade process in the first quarter of fiscal 2000. The Company believes that no other significant modifications to the Tyler software will be necessary. The Company's system review also identified that some older hardware and software were not Year 2000 compliant. These items were few in number and have been replaced with Year 2000 compliant products. In the opinion of the Company, costs of these upgrades will not be material to the financial condition or operation of the Company. The Company is also in communication with third parties with whom it does significant business in order to assess their Year 2000 compliance and minimize the potential for adverse consequences, if any, that could result from failure of such entities to address this issue. Year 2000 issues do present risks that are outside of the control of the Company, including, but not limited to, the failure of utility companies to provide electricity, the failure of telecommunication companies to provide voice and data transfer services, the failure of financial services companies to process transactions or transfer funds and the failure of third-party vendors or suppliers to become Year 2000 compliant. In the event of the failure of the Company or Tyler to become timely Year 2000 compliant, the Company has not identified a near-term economically feasible alternative for operations support, and would be required to resort to manual or other processing methods. With regard to any Year 2000 failure by third-party product suppliers, the Company plans to pursue alternative suppliers for Year 2000 compliant products, however it anticipates its competitors will be similarly impacted in any such event. The Company can make no assurances that Year 2000 issues will not have an adverse effect on the Company's business, financial condition, or future operations. The information provided in this disclosure constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act of 1998.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

           OUTSTANDING DEBT OF THE COMPANY. As of July 31, 1999, the Company had outstanding debt of approximately $25.1 million, $13.0 million of which bears interest at an annual fixed rate of 10.25%. A hypothetical 10.0% decrease in interest rates would not have a material impact on the Company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the Company, if any. For example, the Company frequently effects borrowings under its $40.0 million revolving line of credit for general corporate purposes, capital expenditures and other purposes related to expansion of the Company's capacity. Borrowings under the $40.0 million line of credit bear interest based on a blend of LIBOR plus 2.0% and Norwest Bank's prime rate minus 0.375%. Borrowings under this credit facility in the amount of $12.0 million were outstanding as of July 31, 1999. The Company has not hedged against interest rate changes.


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

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The 1999 Annual Meeting of Stockholders of Ultimate Electronics, Inc. was held on June 15, 1999. At the meeting, David J. Workman and Randall F. Bellows were elected as Class II Directors for three-year terms expiring at the 2002 Annual Meeting of Stockholders. William J. Pearse, J. Edward McEntire, Alan E. Kessock and Robert W. Beale continue their respective terms as Directors of the Company.

           The matters voted upon and passed at the Meeting were the election of the above noted directors and the ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending January 31, 2000. The results of the voting on these matters is outlined in the following table.

                                           VOTES           VOTES           VOTES
              PROPOSAL                      FOR           AGAINST        ABSTAINED
--------------------------------------------------------------------------------------
Election of Directors:
    David J. Workman                     7,980,892                  -      16,074
    Randall F. Bellows                   7,980,892                  -      16,074
Ratification of Ernst & Young LLP        7,974,272         17,802           4,892

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


                                    Ultimate Electronics, Inc.




Date:      September 14, 1999            By:       /s/ Alan E. Kessock
     -----------------------------             --------------------------------
                                         Alan E. Kessock
                                         Senior Vice President, Chief Financial
                                         Officer, Secretary and a Director
                                         (Principal Financial and Accounting
                                         Officer)