Form 10-Q
period 1999-10-31
ULTIMATE ELECTRONICS INC
filed 1999-12-10
CIK 911626

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended October 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the Transition Period From ______ to______

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

The number of outstanding shares of common stock as of December 6, 1999 was 10,584,143.

                           ULTIMATE ELECTRONICS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                    Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of October 31, 1999
         (unaudited) and January 31, 1999 ...........................................  3

         Consolidated Statements of Operations for the three and nine months ended
         October 31, 1999 (unaudited) and October 31, 1998 (unaudited) ..............  4

         Condensed Consolidated Statements of Cash Flows for the nine months ended
         October 31, 1999 (unaudited) and October 31, 1998 (unaudited) ..............  5

         Notes to Condensed Consolidated Financial Statements (unaudited) ...........  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ......................................................  7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................. 12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .......................................................... 12

Item 2.  Changes in Securities ...................................................... 12

Item 3.  Defaults Upon Senior Securities ............................................ 12

Item 4.  Submission of Matters to a Vote of Security Holders ........................ 12

Item 5.  Other Information .......................................................... 12

Item 6.  Exhibits and Reports on Form 8-K ........................................... 13


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ULTIMATE ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (amounts in thousands, except share data)

                                                                   October 31,  January 31,
                                                                      1999         1999
                                                                  ------------  -----------
                                                                   (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                                        $ 26,755       $  4,421
   Accounts receivable, net                                           19,013         17,814
   Merchandise inventories                                            59,094         46,908
   Other assets                                                        2,782          1,087
                                                                    --------       --------
      Total current assets                                           107,644         70,230
Property and equipment, net                                           46,340         46,636
Property under capital leases, including related
parties, net                                                           1,506          1,729
Goodwill, net                                                          2,095          2,300
Other assets                                                           1,002          1,009
                                                                    --------       --------
      Total assets                                                  $158,587       $121,904
                                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                 $ 42,636       $ 29,888
   Other current liabilities                                          16,299         13,602
                                                                    --------       --------
      Total current liabilities                                       58,935         43,490
Revolving line of credit                                                   -         13,188
Bonds payable                                                         13,000         13,000
Term loans                                                                79            330
Capital lease obligations, including related parties                   1,784          1,841
Deferred tax liability                                                 2,370          2,380
Commitments
Stockholders' equity:
   Preferred stock, par value $.01 per share
      Authorized shares - 10,000,000
      No shares issued and outstanding                                     -              -
   Common stock, par value $.01 per share
      Authorized shares - 15,000,000
      Issued and outstanding shares: 10,238,393 and 8,160,796
      at October 31, 1999 and January 31, 1999                           102             81
   Additional paid-in capital                                         64,864         33,912
   Retained earnings                                                  17,453         13,682
                                                                    --------       --------
      Total stockholders' equity                                      82,419         47,675
                                                                    --------       --------
      Total liabilities and stockholders' equity                    $158,587       $121,904
                                                                    ========       ========


See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                  (amounts in thousands, except per share data)

                                                          Three Months Ended          Nine Months Ended
                                                             October 31,                 October 31,
                                                       -------------------------  --------------------------
                                                          1999          1998         1999          1998
                                                       ------------  -----------  ------------  ------------
Sales                                                    $  94,481    $  79,441     $ 261,093    $ 221,505
Cost of goods sold                                          65,981       55,038       182,597      156,939
                                                         ---------    ---------     ---------    ---------
Gross profit                                                28,500       24,403        78,496       64,566
Selling, general and administrative expenses                24,710       21,451        70,524       62,824
                                                         ---------    ---------     ---------    ---------
Income from operations                                       3,790        2,952         7,972        1,742
Interest expense, net                                          591          978         1,979        3,176
                                                         ---------    ---------     ---------    ---------
Income (loss) before income taxes                            3,199        1,974         5,993       (1,434)
Income tax expense (benefit)                                 1,185          724         2,222         (531)
                                                         ---------    ---------     ---------    ---------
Net income (loss)                                        $   2,014    $   1,250     $   3,771    $    (903)
                                                         =========    =========     =========    =========


Earnings (loss) per share - Basic                        $    . 24    $    . 15     $    . 46     $   (.11)
Earnings (loss) per share - Diluted                      $    . 22    $    . 15     $    . 42     $   (.11)
Weighted average shares outstanding - Basic                  8,454        8,152         8,277        8,147
Weighted average shares outstanding - Diluted                9,159        8,160         8,962        8,147


See accompanying notes to Condensed Consolidated Financial Statements.

                            ULTIMATE ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                              (amounts in thousands)

                                                                 Nine Months Ended
                                                                    October 31,
                                                           -----------------------------
                                                               1999             1998
                                                           -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                   $  9,319          $  6,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                           (4,348)           (1,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net paydown on revolving line of credit                      (13,188)           (2,549)
Principal payments on term loans and capital lease
obligations                                                     (422)             (446)
Proceeds from issuance of stock                               30,744                 -
Proceeds from exercise of stock options                          229                21
                                                            --------          --------
Net cash provided by (used in) financing activities           17,363            (2,974)
                                                            --------          --------
Net increase in cash and cash equivalents                     22,334             2,159

Cash and cash equivalents at beginning of period               4,421             2,006
                                                            --------          --------

Cash and cash equivalents at end of period                  $ 26,755          $  4,165
                                                            ========          ========


See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                OCTOBER 31, 1999

1.   SIGNIFICANT ACCOUNTING POLICIES

     BACKGROUND

     Ultimate Electronics, Inc. is a leading specialty retailer of home entertainment and consumer electronics. As of December 3, 1999, the Company operates thirty-one stores, including ten stores in Colorado under the trade name SoundTrack, thirteen stores in Idaho, Iowa, Nevada, New Mexico, Oklahoma, South Dakota and Utah under the trade name Ultimate Electronics and eight stores in Minnesota under the trade name Audio King.

     The Company's unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending January 31, 2000. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of individual consumers during the holiday shopping season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999 and other filings with the Securities and Exchange Commission.

     PRINCIPLES OF CONSOLIDATION

     The unaudited condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

2.   PUBLIC STOCK OFFERING

     On October 22, 1999, the Company completed a public offering (the "Offering") for the sale of 2,000,000 shares of its common stock at the Offering price of $16.50 per share. The Company received proceeds from the Offering of approximately $30.7 million, net of all offering costs. On November 9, 1999, the underwriters exercised their overallotment option related to the Offering. As a result, the Company issued an additional 337,500 shares of its common stock at a price of $16.50 per share. The Company received proceeds from the sale of these shares of approximately $5.3 million, net of all offering costs. The shares issued related to the overallotment option brought the total shares issued in the Offering to 2,337,500 and the total proceeds received by the Company to approximately $36.0 million, net of all offering costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Management's discussion and analysis of financial condition and results of operations and the financial statements and accompanying notes contain statements that are not historical facts but are forward-looking statements that involve risks and uncertainties that could cause future results to vary materially from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends, estimates, plans or anticipates will, should, could or may occur, including reference to future profitability and steps being taken to achieve that result. Factors that could cause actual results to differ materially from the Company's projections, forecasts, estimates and expectations include, but are not limited to: risks related to the Company's ability to open and operate new stores; the Company's ability to profitably relocate and/or expand existing stores and the willingness of vendors to permit product sales over the internet; significant competition, including new competition from internet retailers; seasonal fluctuations in the Company's business; changes in trade regulations and currency fluctuations; risks regarding increases in promotional activities of competitors; the presence or absence of new products or product features in the Company's merchandise categories; changes in the distribution strategy of the Company's vendors; changes in vendor support for advertising and promotional programs; changes in the Company's merchandise sales mix; the results of financing efforts; fluctuations in consumer demand and preferences; the risks associated with Year 2000 Issues and general economic conditions. Please refer to a discussion of these and other factors in the Company's Annual Report on Form 10-K for the year ended January 31, 1999 and other filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

           RESULTS OF OPERATIONS

           Sales for the three months ended October 31, 1999 increased 19% to $94.5 million from $79.4 million for the three months ended October 31, 1998. Sales for the nine months ended October 31, 1999 were $261.1 million, an 18% increase from sales of $221.5 million for the same period in the prior year. Sales of comparable stores were up 19% and 18%, respectively, for the three and nine months ended October 31, 1999. Sales of new technology products such as DVD, HDTV and digital camcorders were the primary drivers of comparable store sales growth in the current year. Beginning in November 1998, the Company began mailing a 70 to 80 page full color catalog to its customer base and prospective customers on a quarterly basis. The catalog, along with refinements to the Company's merchandising and sales systems and a favorable consumer electronics market, contributed to the increase in comparable store sales in the current year.

           Gross profit for the three months ended October 31, 1999 increased 17% to $28.5 million (30.2% of sales) from $24.4 million (30.7% of sales) for the three months ended October 31, 1998. Gross profit for the nine months ended October 31, 1999 increased 22% to $78.5 million (30.1% of sales) from $64.6 million (29.1% of sales) for the nine months ended October 31, 1998. Gross margins for the current year third quarter reflect a higher mix of television, DVD and camcorder sales compared to the same period in the prior year. For the nine months ended October 31, 1999, the improved gross margins were primarily the result of increased sales in the Company's higher margin core categories including audio and mobile electronics coupled with reduced sales of low margin computers. The prior year's margin was negatively impacted by $700,000 in increased inventory reserves recorded in the first quarter of fiscal 1999 associated with the decision to reduce the Company's computer assortment.

           Selling, general and administrative expenses for the three months ended October 31, 1999 increased 15% to $24.7 million (26.2% of sales) from $21.5 million (27.0% of sales) for the three months ended October 31, 1998. Selling, general and administrative expenses for the nine months ended October 31, 1999 increased to $70.5 million (27.0% of sales) from $62.8 million (28.3% of sales) for the nine months ended October 31, 1998. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to the leveraging of the Company's fixed expenses against the 19% and 18% comparable store sales increases that the Company achieved in the three and nine month periods of the current year as well as the continued focus on cost control measures.

           As a result of the foregoing, the Company recorded income from operations of $3.8 million (4.0% of sales) for the three months ended October 31, 1999, compared to income from operations of $3.0 million (3.7% of sales) for the three months ended October 31, 1998. Income from operations for the nine months ended October 31, 1999 was $8.0 million (3.1% of sales) compared to income from operations of $1.7 million (0.8% of sales) for the nine months ended October 31, 1998.

           Net interest expense decreased to $591,000 and $2.0 million for the three and nine months ended October 31, 1999 from $1.0 million and $3.2 million for the three and nine months ended October 31, 1998. This decrease was due primarily to lower average amounts outstanding under the Company's revolving line of credit as well as a reduction in the interest rate associated with the change in the line of credit from Norwest Bank to Foothill Capital Corporation on September 30, 1998. The Company used a portion of the proceeds from the Offering to pay off $6.8 million then outstanding under its line of credit on October 22, 1999.

           LIQUIDITY AND CAPITAL RESOURCES

           Historically, the Company's primary sources of liquidity for funding expansion and growth have been net cash from operations, revolving credit lines, term debt and issuances of common stock. The Company's primary capital requirements are directly related to expenditures for new store openings and the relocation and/or remodeling of existing store locations, including preopening expenses and additional inventory for new or relocated stores, as well as working capital to support the Company's inventory requirements and selling, general and administrative expenses. The Company currently operates a total of 31 stores in nine states.

           Net cash provided by operations was $9.3 million for the nine months ended October 31, 1999 compared to $6.2 million for the nine months ended October 31, 1998.

           On October 22, 1999, the Company completed a public offering for the sale of 2,000,000 shares of its common stock at the Offering price of $16.50 per share. The Company received proceeds from the Offering of approximately $30.7 million, net of all offering costs. On November 9, 1999, the underwriters exercised their overallotment option related to the Offering. As a result, the Company issued an additional 337,500 shares of its common stock at a price of $16.50 per share. The Company received proceeds from the sale of these shares of approximately $5.3 million, net of all offering costs. The shares issued related to the overallotment option brought the total shares issued in the Offering to 2,337,500 and the total proceeds received by the Company to approximately $36.0 million, net of all offering costs. A portion of the proceeds from the Offering was used by the Company to pay off $6.8 million then outstanding under its revolving line of credit. The remaining proceeds have been invested by the Company in highly liquid, short-term government treasury backed securities.

           In March 1995, the Company issued $13.0 million aggregate principal amount of 10.25% First Mortgage Bonds and received net proceeds of $12.3 million. The proceeds of the bond offering were used to fund a substantial portion of the construction of the Company's warehouse, offices, service and store facility in Thornton, Colorado. Interest accrues at a rate of 10.25% per year until maturity or earlier redemption. The Company is required to redeem $3.25 million aggregate principal amount of the bonds (reduced to the extent of the bonds previously purchased or redeemed by the Company) on January 31, 2002 and on January 31 of each of the three years thereafter, at a redemption price equal to par plus accrued interest to the date of redemption. The bonds are redeemable at par on or after March 31, 2000 and are secured by the Company's Thornton facility. The Company intends to use a portion of the proceeds from the Offering to redeem all of the outstanding mortgage bonds on or after March 31, 2000.

           The Company intends to expand into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with 30,000 to 36,000 square foot stores. In certain smaller markets, the store size may be as small as 20,000 square feet. With the exception of the Thornton Facility, all stores are leased. The Company opened its 31st store, a new 36,000 square foot store in Davenport, Iowa on December 3, 1999. For fiscal 2001, the Company expects to open six to eight new stores, primarily in the Phoenix metropolitan area, and eight to twelve additional stores in fiscal 2002. At the present time, two leases and/or contracts have been signed for next year and the Company has entered into letters of intent and is negotiating leases for the remaining sites. The Company currently anticipates opening some of the Phoenix stores late in the second quarter of fiscal 2001 and additional Phoenix stores prior to the holiday selling season of fiscal 2001.

           The Company continues to analyze new store opportunities in existing markets to replace or expand some of its smaller locations. In November 1999, the Company completed construction to expand a Minneapolis, Minnesota store from 9,700 to 18,000 square feet. On December 2, 1999, the Company relocated and expanded its Sioux Falls, South Dakota store from 3,200 to 22,000 square feet. In the second quarter of fiscal 2001, the Company plans to relocate a 9,300 square foot store located in the Minneapolis / St. Paul area to a 35,000 square foot store. The Company's Fort Collins, Colorado store is also expected to be expanded from 16,600 to 22,000 square feet in fiscal 2001. The Company also expects to relocate and expand its Arvada, Colorado store within the next 18 months and will be analyzing opportunities in the Minneapolis / St. Paul area over the next few years to relocate and/or expand a number of those locations.

           The cost of these future stores is anticipated to average $3.0 million. Leasehold improvements, fixtures and equipment are expected to average $1.9 million, depending upon tenant allowances. The inventory requirement for the Company's new stores is expected to average approximately $1.5 million, approximately $750,000 of which is financed through trade credit. Preopening expenses for new stores are expected to average $350,000, and include such items as advertising prior to opening, recruitment and training of new employees and other costs of opening stores. In the event of relocations of existing stores, preopening costs are expected to average $150,000 and will be higher if the Company is forced to terminate existing store leases prior to their maturity.

           On September 30, 1998, the Company executed a three-year $40 million credit agreement with Foothill Capital Corporation, a wholly owned subsidiary of Norwest Bank. Borrowings under the Company's revolving line of credit are limited to the lesser of $40 million or 80% of eligible inventory and a portion of accounts receivable. As of October 31, 1999, the entire $40 million facility was available to the Company and no amounts were outstanding. Borrowings bear interest, payable monthly, based on a blend of LIBOR plus 2.0% and Norwest Bank's prime rate minus 0.375%. Borrowings are secured by inventories, accounts receivable, equipment and intangibles. The facility includes negative covenants which limit the Company's ability to, among other things, subject to various exceptions, incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase the Company's capital stock, issue guarantees, sell or transfer assets, consign inventory, prepay or retire any debt owed to third parties, make investments or engage in transactions with affiliates. The facility also contains covenants requiring that the Company maintains specified levels of gross margin, inventory and tangible net worth and not exceed specified levels of capital expenditures. The Company was in compliance with all borrowing covenants at October 31, 1999.

           The Company believes that its cash flow from operations and available borrowings under its current credit facility, along with the proceeds from the Offering, will be sufficient to fund the Company's operations, debt repayment and expansion through fiscal 2001. To fund the capital requirements for its anticipated expansion plans beyond fiscal 2001, the Company may be required to seek additional financing, which may take the form of increased borrowing capacity under credit facilities, or possibly additional debt or equity financings. The Company may also re-mortgage its Thornton facility. There can be no assurance that the Company will be able to obtain such funds on favorable terms, if at all.

           SEASONALITY

            The Company's business is affected by seasonal consumer buying patterns. As is the case with many other retailers, the Company's sales and profits have been greatest in the fourth quarter (which includes the holiday selling season). Due to the importance of the holiday shopping season, any factors negatively impacting the holiday selling season could have a material adverse effect on the Company's financial condition and results of operations. Operating results are dependent upon a number of factors, including discretionary consumer spending, which is affected by local, regional or national economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates and taxation. The Company's quarterly results of operations may fluctuate significantly as a result of a number of factors, including, but not limited to:

            -    the timing of new or relocated and expanded stores;

            -    expenses related to relocation and expansion;

            - unexpected changes in volume related rebates from manufacturers;

            -    the success of new stores; and

            -    the impact of new stores on existing stores.

            As the Company has opened additional stores or relocated and expanded stores within markets it already serves, sales at existing stores have been adversely affected. Such adverse effects may occur in the future. The Company's quarterly operating results also may be affected by increases in merchandise costs, price changes in response to competitive factors, new and increased competition and product availability.

           YEAR 2000

           Until recently, most computer programs were written to store only two digits of date-related information in order to more efficiently handle and sort data. As a result, these programs were unable to properly distinguish between dates occurring in the year 1900 and dates occurring in the year 2000. This is referred to as the "Year 2000 Issue". During fiscal 1999, the Company reviewed all applications and equipment to evaluate the Company's exposure to the Year 2000 Issue. The required modifications to existing systems were identified, and plans were developed for upgrades or remediation. The Company completed these upgrades and remediation in November 1999.

           The Company's primary information system software is provided by Tyler Retail Systems, Inc. ("Tyler") of Clearwater, Florida. This software operates the vast majority of the Company's systems and has been evaluated by Tyler for Year 2000 compliance. Tyler has stated to the Company that the Tyler system is Year 2000 compliant.

           Other items found in the Company's review were few in number and were replaced to the extent necessary to ensure Year 2000 compliance. The costs of the evaluation, replacements and upgrades were not material to the financial condition or operation of the Company.

           The Company is also in communication with third parties with whom it does significant business in order to assess their Year 2000 compliance and minimize the potential for adverse consequences, if any, that could result from failure of such entities to address this issue. The Company's major vendors have communicated to the Company that they will be Year 2000 compliant by December 31, 1999. However, the Company cannot assure that its vendors products will be Year 2000 compliant. While the Company believes that its vendors are responsible for the Year 2000 functionality of the products they supply for resale, any significant disruption to the Company's supply of goods could have a material adverse effect on the Company's business, results of operations and financial condition. In the event of any Year 2000 failure by third-party product suppliers, the Company plans to pursue alternative suppliers for Year 2000 compliant products. However, the Company anticipates its competitors will be similarly impacted in any such event. In the event the Company is not able to operate normally after December 31, 1999, the Company has not identified a near-term economically feasible alternative for operations support. The most likely worst case scenario would be that the Company would be required to resort to manual or other processing methods. These methods are the standard procedures used during any utility, communication or other processing outage. Year 2000 Issues present risks that are outside of the control of the Company, including, but not limited to, the potential for significant volumes of product returns due to widespread product failure, the failure of utility companies to provide electricity, the failure of telecommunication companies to provide voice and data transfer services, the failure of financial services companies to process transactions or transfer funds and the failure of third-party vendors or suppliers to become Year 2000 compliant.

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

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

           OUTSTANDING DEBT OF THE COMPANY. As of October 31, 1999, the Company had outstanding debt of approximately $13.1 million, $13.0 million of which bears interest at an annual fixed rate of 10.25%. A hypothetical 10.0% decrease in interest rates would not have a material impact on the Company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the Company, if any. For example, the Company frequently effects borrowings under its $40.0 million revolving line of credit for general corporate purposes, capital expenditures and other purposes related to expansion of the Company's capacity. Borrowings under the $40.0 million line of credit bear interest based on a blend of LIBOR plus 2.0% and Norwest Bank's prime rate minus 0.375%. The Company had no outstanding borrowings under this credit facility at October 31, 1999. The Company has not hedged against interest rate changes.

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

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           On September 29, 1999, a Special Meeting of Stockholders of Ultimate Electronics, Inc. was held. The matter voted upon and passed at this meeting was the amendment of the Company's Amended and Restated Certificate of Incorporation to increase the authorized number of shares from 20,000,000 to 25,000,000, of which the number of shares of common stock, each with a par value of $.01, was increased from 10,000,000 to 15,000,000 and the number of shares of preferred stock, each with a par value of $.01, remained at 10,000,000. The results of the voting on this matter is outlined in the following table:

                                                 VOTES           VOTES           VOTES
                     PROPOSAL                     FOR           AGAINST        ABSTAINED
       -------------------------------------------------------------------------------------
       Increase the authorized number of       7,221,118        509,735           3,540
       shares from 20,000,000 to
       25,000,000.

ITEM 5.    OTHER INFORMATION.

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits:

                   Documents filed with this report:

                   27      Financial Data Schedule

               (b) Reports on Form 8-K:

                   -    Report on Form 8-K dated November, 9, 1999, reporting on
                        Item 5 a Press Release entitled "Ultimate Electronics Reports Exercise of Over-allotment Option."

                   -    Report on Form 8-K dated March 23, 1995, reporting on
                        Item 5 the executed Indenture, dated as of March 23, 1995, between Ultimate Electronics, Inc. and Colorado National Bank, filed in place of the Form of Indenture filed with the Commission on March 14, 1995 with Amendment No. 3 to the Ultimate Electronics, Inc. Registration Statement on Form S-1 (33-88740).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Ultimate Electronics, Inc.

Date: December 10, 1999                By:   /s/ Alan E. Kessock
     -----------------------              -----------------------
                                          Alan E. Kessock
                                          Senior Vice President, Chief Financial
                                          Officer, Secretary and a Director
                                          (Principal Financial and Accounting
                                          Officer)