Form 10-K
period 2000-01-31
ULTIMATE ELECTRONICS INC
filed 2000-05-01
CIK 911626

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-22532

                            ------------------------

                           ULTIMATE ELECTRONICS, INC.

             (Exact name of registrant as specified in its charter)

                    DELAWARE                                          84-0585211
(State or other jurisdiction of incorporation or         (I.R.S. employer identification no.)
                  organization)

321 WEST 84TH AVENUE, SUITE A, THORNTON, COLORADO                       80260
    (Address of principal executive offices)                          (Zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (303) 412-2500

   SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: Not Applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE

                                 Title of Class

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of April 27, 2000 was approximately $228,379,796. The number of outstanding shares of Common Stock as of April 27, 2000 was 10,729,599.

DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Annual Report to Stockholders for the fiscal year ended January 31, 2000 are incorporated by reference into Parts II, III and IV of this report. Portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held June 22, 2000 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Ultimate Electronics, Inc. (the "Company") is a leading specialty retailer of consumer electronics and home entertainment in Colorado, Idaho, Iowa, Minnesota, Nevada, New Mexico, Oklahoma, South Dakota and Utah. The Company operates thirty-one stores, including ten stores in Colorado under the trade name SoundTrack, thirteen stores in Idaho, Iowa, Nevada, New Mexico, Oklahoma, South Dakota and Utah under the trade name Ultimate Electronics and eight stores in Minnesota under the trade name Audio King. Founded in 1968, the Company grew to nine stores by 1993 and became a public company on October 15, 1993.

    The Company strives to appeal to a wide range of customers with an emphasis on selling mid to high-end products sold by a highly trained, knowledgeable, full-time sales force in a full service retail environment. The Company believes its stores enable it to differentiate itself from its national, regional and local competitors by:

    - focusing on audio, video, television and mobile electronics products;

    - offering over 125 brands, including a majority of the most popular names and a large selection of limited-distribution, upscale brands and lines;

    - emphasizing products with the latest technology by dedicating significant resources to their promotion, advertising, merchandising and related product training;

    - offering Simple Solution packages created by the Company for home theater, mobile electronics and home computing to make purchasing consumer electronics systems simple;

    - utilizing an upscale, demonstration-oriented store format with an emphasis on presentation of large screen televisions, home theater systems and mobile electronics;

    - featuring highly trained, knowledgeable, full-time sales associates and installation technicians; and

    - providing a complete menu of value-added services including home installation by the Company's own technicians.

    The Company believes that its differentiating characteristics, together with its policy of offering the same price as its competitors on identical merchandise, makes the Company an attractive alternative to volume driven appliance/electronics superstores, as well as to other national, regional and local merchants. In addition, the Company's commitment to technologically advanced products, combined with its highly-trained sales force, positions the Company to take advantage of the evolution in consumer electronics products that is being led by digital technology.

    For the year ended January 31, 2000, sales were $385.0 million, a 17% increase from sales of $328.9 million for the prior year. Comparable store sales increased 16% for the year ended January 31, 2000 compared to a 2% increase in comparable store sales for the year ended January 31, 1999. Gross margins for the year were 30.0%, compared to 29.0% for the prior year. The gross margin increase experienced in fiscal 2000 was primarily due to the following:

    - increased sales of new digital technology products;

    - increased inventory turns to 5.2 compared to 4.9 in the prior year;

    - a 116% increase in DVD sales at slightly higher margins; and

    - increased sales of accessories and furniture.

BUSINESS STRATEGY

    The Company's strategy is to position itself as the upscale, full-service consumer electronics alternative to its competitors and to satisfy consumer demand for increasingly sophisticated consumer electronics products, particularly in the core categories of audio and video. Key elements of the Company's business strategy include:

    FOCUSING ON AUDIO, VIDEO, TELEVISION AND MOBILE ELECTRONICS PRODUCTS. The Company focuses primarily on audio, video, television and mobile electronics products, and provides its customers with a comprehensive and informative experience when making the decision to purchase consumer electronics products. The Company believes that this specialized focus enhances the reputation of its stores as being a premier place to purchase products in these core categories.

    OFFERING AN EXTENSIVE SELECTION OF MID TO HIGH-END AUDIO AND VIDEO
PRODUCTS. The Company offers over 4,000 items, representing over 125 brand names across a broad selection of audio and video products. A significant portion of these brands, such as Boston Acoustics, Denon, Krell, Martin Logan, Mitsubishi and Sony ES, are only available through select retailers. The Company believes its extensive selection helps customers make a better informed buying decision.

    BEING A LEADER IN OFFERING NEW TECHNOLOGY. The Company strives to be recognized by consumers and vendors as a leader in presenting the latest technology. The Company devotes significant resources to marketing and substantial floor space and inventory to displaying new technologies. For example, as a result of this focus, the Company was able to sell and deliver the first high definition television for residential use in the United States in July 1998. The Company believes that showcasing the latest technology differentiates it from less specialized competitors and stimulates the sales of its other products and services.

    OFFERING SIMPLE SOLUTION PRODUCT PACKAGES. The Company assists its customers in making larger and more complex consumer electronics purchases with its Simple Solution program. This program, which provides complete system packages to the Company's customers, makes home theater, car audio and computer purchase decisions simpler, and offers the consumer an excellent value when compared to purchasing the same components separately.

    PROVIDING AN UPSCALE, DEMONSTRATION-ORIENTED STORE FORMAT. The Company has developed an upscale, demonstration-oriented store format that showcases its merchandise and encourages its customers to fully experience its products. The Company believes that this format assists its customers in understanding the benefits of upscale products and new technology.

    TRAINING AND DEVELOPING A PREMIER SALES AND INSTALLATION TEAM. The Company believes that the quality and knowledge of our sales associates and installation technicians is critical to the Company's success and represents a significant competitive advantage. The Company also believes that its specialized training leads to a superior customer experience that stimulates sales of its products. The Company ensures that its sales associates receive comprehensive ongoing technical product and sales training prior to the Company's introduction of significant new products, which helps the Company maintain its new technology product leadership. The Company's installation technicians also receive comprehensive technical product and installation training.

    PROVIDING "RED CARPET" CUSTOMER SERVICE. The Company has always been committed to providing excellent customer service. The Company supports its product sales by providing many important customer services, including home delivery and setup, home theater and audio design and installation, extended service contracts and regional service centers that offer in-home and carry-in repair services. The Company believes that its in-home installation service, provided by its own employees, is a competitive advantage.

    PROMOTING ITS MERCHANDISE THROUGH DIFFERENTIATED MARKETING AND
ADVERTISING. The Company recently redesigned its marketing program to create awareness of its comprehensive selection of mid to high-end brand name merchandise sold at competitive prices. The Company's advertising strategy primarily uses newspaper, radio and targeted direct mail media. The cornerstone of the Company's direct mail campaign is a 70 to 80 page full color catalog published four times a year that emphasizes the breadth of its selection and new technology.

    OFFERING COMPETITIVE PRICING AND SATISFACTION GUARANTEE. The Company's goal is to advertise and sell products at the same price as its competitors. The Company reinforces this strategy in its advertising and with its "30-day satisfaction guarantee" backed by its "60-day price guarantee." The Company's price guarantee and satisfaction guarantee are designed to remove pricing and suitability concerns from the purchase decision and allow the customer and the sales staff to focus on product features, performance and quality.

EXPANSION STRATEGY

    The Company intends to expand into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with 30,000 to 36,000 square foot stores. In certain smaller markets, the store size may be as small as 20,000 square feet. With the exception of the Thornton facility, all current stores are leased. The Company opened its 31st store, a new 38,000 square foot store in Davenport, Iowa on December 3, 1999. For fiscal 2001, the Company expects to open five new stores, primarily in the Phoenix, Arizona area. The Company currently anticipates opening two of the Phoenix stores late in the second quarter of fiscal 2001 and two additional Phoenix stores early in the holiday selling season of fiscal 2001. The Company expects to open eight to twelve additional stores in fiscal 2002. Leases and/or contracts for two of these stores have been signed.

    The Company continues to analyze new store opportunities in existing markets to replace or expand some of its smaller locations. In November 1999, the Company expanded a Minneapolis, Minnesota store from 9,700 to 17,300 square feet. In December 1999, the Company relocated and expanded its Sioux Falls, South Dakota store from 3,200 to 22,200 square feet. In the second quarter of fiscal 2001, the Company plans to relocate a 9,300 square foot store located in the Minneapolis/St. Paul area to a 35,000 square foot store. The Company's Fort Collins, Colorado store is also expected to be expanded from 16,600 to 22,000 square feet in fiscal 2001. The Company also expects to relocate and expand its Arvada, Colorado store within the next 12 months and will be analyzing opportunities in the Minneapolis/St. Paul area over the next few years to relocate and/or expand a number of those locations.

    The cost of these future stores is anticipated to average $3.0 million per store. Leasehold improvements, fixtures and equipment are expected to average $1.9 million, depending on tenant allowances. The inventory requirement for the Company's new stores is expected to average approximately $1.5 million, approximately $750,000 of which is financed through trade credit. Preopening expenses for new stores are expected to average $350,000, and include such items as advertising prior to opening, recruitment and training of new employees and other costs of opening stores. In the event of relocations of existing stores, preopening costs are expected to average $150,000 and will be higher if the Company is required to terminate existing store leases prior to their maturity.

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

MERCHANDISING

    PRODUCTS. The Company offers its customers a comprehensive selection of high quality, brand name audio, video, television and mobile electronics products as well as a limited selection of home office products. This selection consists of over 4,000 SKU's, representing approximately 125 brand names. The Company offers customers a wide range of price points within each product category, with the greatest depth in middle to higher priced items. Within its product categories, the Company carries and actively promotes new models as they become available. The Company does not carry home appliances or software. During the second quarter of fiscal 1999, the Company significantly reduced its computer assortment, concentrating on a limited number of computer packages emphasizing Sony personal computers and Canon printers.

    The following table, which is derived from the Company's internal sales records, indicates the percentage of sales in each major product group for the Company's last three fiscal years. The percentages include installation and other services in these categories. Historical percentages may not be indicative of the Company's future product mix.

                                                                 FISCAL YEAR ENDED
                                                                    JANUARY 31,
                                                           ------------------------------
PRODUCT CATEGORY                                             2000       1999       1998
----------------                                           --------   --------   --------
Television/Satellite.....................................    31%        31%        30%
Audio....................................................    24%        24%        23%
Video....................................................    17%        15%        14%
Mobile...................................................    12%        13%        11%
Home Office..............................................     6%         7%        13%
Other....................................................    10%        10%         9%

    Audio includes home audio products as well as portable audio. Mobile includes car audio, car security and wireless communications. Video includes VCR, Camcorders and DVD players. Other includes installation services, repair services, net commissions on extended service contracts and furniture.

    PRICING. The Company emphasizes competitive pricing on high visibility items and reinforces this strategy with extensive advertising. The Company monitors pricing at competing stores on a weekly basis through pricing surveys and adjusts its prices by market as necessary. The Company's commitment to offering competitive prices is supported by its "60-day price guarantee," under which the Company refunds 110% of the difference between the original purchase price and any locally available lower price for the same item under the same purchase conditions. Sales and other special events, which the Company conducts from time to time, may have lower than normal prices on selected products and product categories.

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

    During the fiscal year ended January 31, 2000, the Company's ten largest suppliers accounted for approximately 70% of the merchandise purchased by the Company. Two of the Company's suppliers, Sony and Panasonic, each accounted for more than 10% of its merchandise mix. The master agreements under which the Company operates with each of its suppliers are normally terminable upon 30 to 60 days notice by either party. The Company does not have commitments of longer than one year with the majority of its product suppliers, as is customary in the industry.

STORE OPERATIONS

    STORES. The Company currently operates thirty-one stores, comprised of ten SoundTrack stores in Colorado, thirteen Ultimate Electronics stores in Idaho, Iowa, Nevada, New Mexico, Oklahoma, South Dakota and Utah and eight Audio King stores in Minnesota. Of these thirty-one stores, eighteen are larger format stores and the balance are smaller format stores.

    While the Company's eighteen larger stores vary in size from 22,000 to 51,700 square feet, the Company's current prototype store generally ranges from 30,000 to 36,000 square feet, with approximately 55% to 60% of the square footage devoted to selling space. The remaining space is dedicated to a car audio installation facility, a store warehouse, general office space and, in selected stores, a service facility. This store format emphasizes mid to high-end products, and features multiple home audio and car demonstration rooms, multiple home theater settings, extensive portable electronics displays and an area displaying 35 to 45 projection televisions. Each of these stores has displays designed to provide the customer with a full spectrum of the Company's products, installation of mobile electronics, a home theater planning center and two automobiles equipped with the latest in car audio and video, car security and navigational products.

    Twelve of the Company's stores range in size from 9,300 to 20,700 square feet, with approximately 60% to 65% of the square footage devoted to selling space. These stores generally contain the same products and services available at the Company's large format stores except that they typically contain fewer large screen televisions and fewer demonstration rooms for home and mobile electronics. The Company may relocate and/or expand a number of these stores as opportunities become available. The Company currently plans to relocate and/or expand at least three of these stores by the end of fiscal 2002. The Company also operates a 3,200 square foot mall-based store that it acquired as part of the 1997 merger with Audio King.

    DISTRIBUTION. The Company currently distributes products to all of its stores from a 175,000 square foot warehouse located in Thornton, Colorado, a suburb of Denver. All of the Company's stores in Colorado are located within approximately 75 miles of this warehouse. For stores over 100 miles away from Denver, the Company uses contract carriers for distribution from its warehouse.

    MANAGEMENT INFORMATION SYSTEMS. The Company's management information system, using proven third party software, was installed in August 1990 and is upgraded with enhancements nearly every year. In addition, the system runs on Unix-based Hewlett-Packard computer hardware, which will be upgraded to accommodate future growth. This system's software was successfully upgraded in 1999 to be Year 2000 compliant and to support anticipated growth. This on-line system connects all of the Company's facilities through digital phone lines which allows sales consultants to determine the location of all of the Company's inventory at any time. New signage can be generated on a daily basis. Immediately following the 1997 merger with Audio King, all of Audio Kings' store systems and inventory were integrated into the Company's management information system.

CUSTOMER SERVICE

    Since its inception, the Company has been committed to providing excellent customer service through well-trained sales consultants and a broad range of customer services.

    SALES CONSULTANTS. The Company provides its sales consultants with a minimum of two weeks of intensive classroom training, which begins with an orientation from one or more of the Company's executive officers and continues with instruction in areas such as technical knowledge by product category and vendor, policies and procedures of the Company and various other sales techniques. Sales consultants regularly attend in-house training sessions conducted by dedicated in-house trainers and manufacturers' representatives. They also receive sales, product and other information in daily store meetings. Certain sales consultants specialize in particular product categories to provide customers with greater technical assistance.

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

    Virtually all merchandise purchased from the Company may be taken to any of the Company's stores for repair, whether or not the product is under the manufacturer's warranty or an extended service contract. In order to provide maximum service to its customers, the Company has regional service centers in Albuquerque, Boise, Denver, Des Moines, Davenport, Las Vegas, Minneapolis, Salt Lake City and Tulsa. Two of the Company's service facilities, located at its distribution centers in Thornton and Minneapolis, provide backup for the Company's other regional service centers. The Company employs over 150 employees in connection with its service business. Each service department is staffed with product specialists capable of making complex repairs. In addition, the Company operates a fleet of approximately 170 customer service vehicles to provide in-home repair and delivery, installation and setup of home satellites, home theater components and televisions.

    The Company sells third-party ("Obligor") extended service contracts to its customers for most categories of its products. The extended service contracts cover services or time periods not covered by the manufacturer's warranty on such products and are noncancelable. These contracts are also administered by an unaffiliated third party (the "Administrator"). The Administrator is required by its agreement with the Company to maintain insurance to protect the Company in the event that the Obligor fails to fulfill its obligations under the extended service contracts.

    The Company has a private label credit card which is financed, operated and serviced by a third party (the "Finance Company"). The Company entered into an agreement with the Finance Company whereby the Finance Company retains all credit risk associated with the private label credit card. In addition, certain manufacturers sponsor their own private label credit cards. These arrangements permit the Company to provide its customers with financing promotions, including interest-free and deferred payments, without using the Company's working capital. During fiscal 2000, approximately 24% of the Company's sales were purchased through these private label and manufacturer sponsored credit cards.

COMPETITION

    The Company operates in a highly competitive and price sensitive industry. The principal competitive factors in the consumer electronics industry are breadth of product selection, price, store location and customer service. The Company faces competition from large national chains, numerous smaller specialty stores and consumer electronics departments of many department, discount, and home improvement stores. The Company considers its primary competitors to include consumer electronics retailers such as Best Buy and Circuit City as well as mass merchants such as Sears, Wal-Mart and Target. The Company competes with Circuit City in every market except Iowa, Sioux Falls, South Dakota and Rochester, Minnesota. The Company competes with Best Buy in every market except Utah and Idaho. The Company will be competing with both Best Buy and Circuit City when it enters the Phoenix market and expects to compete with both of them in each of its other markets at some point in the future. The Company's primary competitors have greater financial and other resources than the Company. There can be no assurance that the Company's operating results will not be adversely affected in fiscal 2001 and beyond by such increased competition. In addition, if such competitors seek to gain or retain market share by reducing prices, the Company may be required to reduce its prices, thereby reducing gross margins and profits. In addition, as the Company expands into markets where the Company's name may not be recognized, its success will depend in part on its ability to compete with established and future competitors in such markets.

EMPLOYEES

    As of January 31, 2000, the Company employed approximately 1,900 persons, approximately 1,600 of whom were store, customer delivery or service employees and approximately 300 of whom were main warehouse or corporate personnel. The Company considers its employee relations to be good. Most employees, other than corporate and store support personnel, are paid pursuant to a flexible pay plan. The Company believes that it provides working conditions and wages that compare favorably with those of other companies within the industry. The Company's employees do not have a collective bargaining agreement.

SERVICE MARKS

    Ultimate Electronics-Registered Trademark-,
SoundTrack-Registered Trademark-, Audio King-Registered Trademark-, Fast Trak-Registered Trademark-, Big Names. Little Prices.
Guaranteed-Registered Trademark- and Simple Solution-SM- are service marks of the Company.

IMPACT OF YEAR 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company's expenses in fiscal 2000 in connection with remediating its systems were immaterial. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
  1995

    This Form 10-K includes statements that are not purely historical facts and are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially from the Company's projections, forecasts, estimates and expectations include, but are not limited to, statements about business strategy, expansion strategy, competition, risks regarding increases in promotional activities of competitors, changes in consumer buying attitudes, the presence or absence of new products or product features in the Company's merchandise categories, changes in vendor support for advertising and promotional programs, changes in the Company's merchandise sales mix, general economic conditions, fluctuations in consumer demand, the results of financing efforts and other risk factors detailed in the Company's Securities and Exchange Commission filings and those listed below. Forward-looking statements may concern, among other things:

    - our growth strategy and plans regarding opening new stores and entering new markets;

    - our intention to relocate and/or expand existing stores;

    - expected capital and other expenditures to open new and relocated and/or expanded existing stores;

    - our current and future plans with respect to our web site, including investigation of Internet sales;

    - growth trends and projected sales in the consumer electronics business;

    - technological and market developments in the consumer electronics business, including trends with respect to digital products like DVD, HDTV and other new products;

    - our relationships with key suppliers; and

    - our expectations regarding competition, including competition on the Internet.

    The Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual financial condition, results of operations or prospects and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company. References to the "Company," "we" and "our" refer to Ultimate Electronics, Inc.

OUR SUCCESS DEPENDS IN LARGE PART ON OUR ABILITY TO OPEN AND PROFITABLY OPERATE NEW OR RELOCATED AND/OR EXPANDED STORES IN EXISTING AND NEW GEOGRAPHIC MARKETS

    We may not be able to open, relocate and/or expand all of the stores discussed in our growth strategy and any new stores that we open, relocate and/or expand may not be profitable, either of which would have a material adverse impact on our financial results. Opening a new store typically requires six to nine months of construction and preopening activity. The opening of additional stores in new geographic markets could present competitive and merchandising challenges significantly different from those we currently face or previously have faced within our existing geographic markets. In addition, we will incur higher costs related to advertising, administration and distribution as we enter new markets, and our large store format may not be as successful in new markets. Also, opening new stores in markets where we already have existing stores could result in decreased sales at our other stores in that market. If we do not open a significant number of new stores in new markets as anticipated, our sales and earnings will be significantly negatively impacted and we will not be able to achieve our current business plan.

    There are a number of other factors that could affect our ability to open and operate new stores consistent with our business plan. These factors also affect the ability of any newly opened or acquired stores to achieve sales and profitability levels comparable with our existing stores, or to become profitable at all. These factors include:

    - competition in our targeted markets;

    - the lack of consumer demand for our products at levels that can support acceptable profit margins;

    - the inability to identify and acquire suitable sites and to negotiate acceptable leases for such sites due to the large size of our stores or other factors;

    - difficulties associated with the hiring, training and retention of skilled personnel, including store managers;

    - problems in adaptation of our distribution and other operational and management systems to an expanded network of stores;

    - higher costs for print, television and radio advertising;

    - the availability of adequate financial resources;

    - the inability and unwillingness of vendors to supply product on a timely basis at competitive prices;

    - difficulty in obtaining governmental and other third-party consents, permits and licenses needed to operate such additional sites;

    - challenges associated with the financing, consummation and integration of any acquisitions; and

    - the ability to secure our existing brands in new markets.

    Our growth plans will require us to expend significant management time and effort and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing and distribution systems and employee training programs. We also need to attract and retain additional qualified personnel, including new store managers, for new stores. We currently seek to transfer existing managers and other personnel to our new stores who are familiar with our procedures but who may not be familiar with the new market. If we are unable to take these steps, our business will be adversely affected. We believe that our current distribution center will be able to support the majority of our expansion efforts over the next two years. However, we may need to expand or add to our current facility in the future to fully accommodate our growth.

    We estimate that the average cash investment, including preopening costs, costs of tenant improvements and inventory (net of payables), required to open a store to be approximately $3.0 million. However, the actual cost of opening any particular store may be significantly greater than this current estimate. We may need to seek additional debt and/or equity financing in order to fund our continued expansion beyond fiscal 2001, depending on the number of stores we actually open and the actual preopening costs. Any such debt or equity financing may not be available on terms acceptable to us, if at all.

WE FACE SIGNIFICANT COMPETITION FROM NATIONAL, REGIONAL AND LOCAL CONSUMER ELECTRONICS RETAILERS AND MAY EXPERIENCE HEIGHTENED COMPETITION FROM INTERNET RETAILERS

    The retail consumer electronics industry is highly competitive. We currently compete against a diverse group of retailers, including several national, regional and local merchants and appliance/electronics superstores, such as Circuit City and Best Buy, which sell, among other products, audio and video consumer electronics products similar and often identical to those we sell. Each of our stores competes directly with either a Circuit City or a Best Buy, and the majority of our stores compete with both. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of consumer electronics products that we sell. Some of our competitors have financial resources that are substantially greater than ours and may be able to purchase inventory at lower costs, initiate and sustain predatory price competition and better sustain economic downturns. In addition, other appliance/electronic superstores, warehouse clubs, home improvement retailers and mass merchants selling consumer electronics, such as Sears, Wal-mart and Target, are continuing to expand their geographic markets, and such expansion may increase price competition and reduce gross margins within those markets.

    A number of different competitive factors could have a material adverse effect on our results of operations and financial condition, including:

    - expansion by existing competitors;

    - entry by new competitors into markets in which Ultimate Electronics is currently operating;

    - competitive pricing strategies by competitors;

    - increased sales by our competitors of upscale products;

    - larger size and greater operational efficiencies of competitors; and

    - adoption by existing competitors of promotional pricing, innovative store formats or improved retail sales methods.

    We also compete with retailers of consumer electronics on the Internet. Internet sales of consumer electronics, excluding computers, are currently estimated by Forrester Research to reach 10% of industry sales by 2003. We expect that competition from the Internet will increase in the future as a result of, among other things, the following factors:

    - customers can more easily conduct price comparisons on the Internet, which could result in decreased margins to us;

    - Internet sales by our competitors could enhance price competition;

    - the inapplicability of sales tax to Internet sales provides Internet sales with a competitive advantage and that makes them attractive to consumers;

    - lower-end products are currently more susceptible to Internet sales; and

    - high-end manufacturers who do not allow their products to be sold over the Internet may change their strategies, an action that could significantly impact our margins on those high margin products and which would be beyond our control.

    Although we currently operate an information-based web site on the Internet, we have not yet invested in the capability to engage in sales directly from the site. Most of the high-end manufacturers of products we sell currently do not allow their products to be sold over the Internet. In conjunction with our manufacturers and their strategies, we continue to actively investigate adding a sales function to our site. If we make an investment to sell over the Internet, such investment could be very costly and our sales site may not attract sufficient profitable sales to justify our investment.

BECAUSE WE EXPERIENCE SEASONAL FLUCTUATIONS IN OUR SALES, OUR QUARTERLY RESULTS WILL FLUCTUATE AND OUR ANNUAL RESULTS COULD BE BELOW EXPECTATIONS

    Seasonal consumer shopping patterns affect our business. Our fourth fiscal quarter includes the holiday shopping period and has historically contributed, and is expected to continue to represent, a substantial portion of our sales, income from operations and net income for our entire fiscal year. Any factors negatively affecting Ultimate Electronics during the fourth quarter of any year, including adverse weather or unfavorable economic conditions, would have a material adverse effect on our results of operations for the entire year. More generally, our quarterly results of operations and financial condition may fluctuate based upon such factors as:

    - the timing of new store openings and store relocations;

    - the amount of store preopening expenses;

    - the amount of grand opening expenses incurred in new markets;

    - the mix of consumer electronics products sold in our stores;

    - timing of availability of new products;

    - profitability of sales of particular products; and

    - actions by our competitors, including grand opening and store closing sales by competitors.

OUR COMPARABLE STORE SALES RESULTS WILL FLUCTUATE AND THIS MAY CAUSE OUR STOCK PRICE TO FLUCTUATE

    A number of factors have historically affected, and will continue to affect, our comparable store sales results including among other factors:

    - changes in competition;

    - general regional and national economic conditions;

    - new product introductions;

    - consumer trends;

    - changes in our product mix;

    - weather conditions in our regions;

    - timing of promotional events; and

    - our ability to execute our business strategy effectively.

    We do not expect comparable store sales to increase at recent historical rates, and comparable store sales may be negative in the future. Our historical results have fluctuated significantly from quarter to quarter. Changes in our quarterly and annual comparable store sales results could cause the price of our common stock to fluctuate substantially.

OUR LIMITED GEOGRAPHICAL DISPERSION MAY REDUCE OUR ABILITY TO WEATHER ADVERSE MARKET EVENTS

    Ultimate Electronics currently operates 31 stores in nine states in the Rocky Mountain, Midwest and Southwest regions of the United States. We are vulnerable to adverse market events in these locations including weather-related conditions, regional competition and unfavorable economic conditions.

A DISRUPTION IN OUR RELATIONSHIP WITH, OR IN THE OPERATIONS OF, ANY OF OUR KEY SUPPLIERS COULD CAUSE OUR SALES TO DECLINE

    The success of our business and growth strategy depends to a significant degree upon our suppliers, particularly our brand name suppliers of audio and video equipment such as Sony, Mitsubishi, Panasonic, JVC, Yamaha and RCA. We rely on a number of suppliers for limited distribution upscale items. We also rely on our suppliers for cooperative advertising support. Ultimate Electronics does not have any long-term supply agreements or exclusive arrangements with any vendors. We typically order our inventory through the issuance of individual purchase orders to vendors. In addition, we rely heavily on a relatively small number of suppliers. The loss of any of these key vendors or the failure by us to establish and maintain relationships with these or other vendors could have a material adverse effect on our results of operations and financial condition. Our ability to establish additional stores in existing markets and to penetrate new markets depends to a significant extent on the willingness and ability of our vendors to supply those additional stores, and vendors may not be willing or able to do so. As we continue to open or acquire new stores, the inability or unwillingness of suppliers to supply some or all of their products to us at acceptable prices in one or more markets could have a material adverse effect on our results of operations and financial condition.

IF WE ARE UNABLE TO TIMELY RESPOND TO CHANGES IN CONSUMER DEMAND AND PREFERENCES, WE MAY LOSE CUSTOMERS AND OUR SALES MAY DECLINE

    Our success depends on our ability to anticipate and respond in a timely manner to consumer demand and preferences regarding audio and video consumer electronics products and changes in such demand and preferences. Any sustained failure by us to identify and respond to changes in consumer demand and preferences would have a material adverse effect on our results of operations and financial condition.

IF NEW PRODUCTS ARE NOT INTRODUCED OR CONSUMERS DO NOT ACCEPT NEW PRODUCTS, OUR SALES MAY DECLINE

    We depend to a large extent on the periodic introduction and availability of new products and technologies. Many products that incorporate the newest technologies, such as DVD and HDTV, are subject to significant technological changes and pricing limitations. They are also subject to the actions and cooperation of third parties such as television broadcasters and movie distributors. It is possible that these products or other new products, including new digital formats, will never achieve widespread consumer acceptance. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies, without a comparable increase in sales of new products in the same period due to uncertainty regarding consumer acceptance of the new products. Significant deviation from the projected demand for products we sell may have a material adverse effect on our results of operations and financial condition, either from lost sales or lower margins due to the need to mark down excess inventory.

    Our historical growth rate has been directly related to our ability to be a leader in sales of new technology products. In the future, other retailers may increase their focus on newer technologies. In addition, there may not be significant technologically advanced products.

A DECLINE IN GENERAL ECONOMIC CONDITIONS COULD LEAD TO REDUCED CONSUMER DEMAND FOR THE PRODUCTS WE SELL

    Consumer spending patterns, particularly discretionary spending for products such as consumer electronics, are affected by, among other things, prevailing economic conditions, wage rates, inflation, new housing starts, consumer confidence and consumer perception of economic conditions. A general slowdown in the U.S. economy or an uncertain economic outlook would adversely affect consumer spending habits.

CHANGES IN TRADE REGULATIONS, CURRENCY FLUCTUATIONS AND OTHER FACTORS BEYOND OUR CONTROL WOULD IMPACT INVENTORY PURCHASED FROM FOREIGN VENDORS

    We purchase a significant portion of our inventory from overseas vendors, particularly vendors headquartered in Japan. Changes in trade regulations, currency fluctuations or other factors may increase the cost of items we purchase from foreign vendors or create shortages of such items, which could in turn have a material adverse effect on our results of operations and financial condition. Conversely, significant reductions in the cost of such items in U.S. dollars may cause a significant reduction in retail price levels of those products, thereby resulting in a material adverse effect on our sales, margins or competitive position.

OUR BUYING POWER IS SOMEWHAT DEPENDENT UPON MEMBERSHIP IN A BUYING GROUP

    We are the largest member of the Progressive Retailers Organization, a volume buying group comprised of consumer electronics retailers located throughout the country. This organization provides its members with market information and negotiates purchase terms with vendors on behalf of its members. Any future termination of our membership in this group could have an adverse effect on our results of operations and financial condition. In addition, rebates paid to us by product manufacturers through this group depend not only on our sales volumes but on the sales volumes achieved by the group's other members, and therefore decreased sales performance by us or these other members could reduce the amounts of such rebates payable to us. Any such reduction could in turn have an adverse effect on our results of operations and financial condition.

THE LOSS OF THE SERVICES OF OUR CHAIRMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT OR OTHER KEY EMPLOYEES COULD JEOPARDIZE OUR ABILITY TO MAINTAIN OUR COMPETITIVE POSITION

    We believe that our success depends on the continued service of our key executive management personnel. Loss of the services of William J. Pearse, our Chairman, J. Edward McEntire, our Chief Executive Officer, and David J. Workman, our President and Chief Operating Officer, or other key employees could jeopardize our ability to maintain our competitive position in the industry. We do not currently have employment agreements with any of our executives or key person life insurance for any of our officers or directors.

    Our success also depends to a large extent on our ability to recruit, train and retain qualified personnel throughout our organization and in our stores and distribution facilities. As is typical in our industry, from time to time we have had difficulty recruiting sufficient qualified personnel.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD IMPAIR OUR NAME AND REPUTATION

    Ultimate Electronics-Registered Trademark-, Audio King-Registered Trademark-, Fast Trak-Registered Trademark-, SoundTrack-Registered Trademark-and Big Names. Little Prices. Guaranteed.-Registered Trademark- are federally registered trademarks and service marks owned by Ultimate Electronics, Inc., Simple Solution-SM- and Ultimate Electronics Express-SM- are also service marks owned by Ultimate Electronics, Inc. for which there are pending applications for federal registration. The Ultimate SoundTrack is a registered trademark in the State of Colorado and Audio King and Fast Trak are registered trademarks in the State of Minnesota that are owned by Ultimate Electronics, Inc. We actively protect our rights associated with our portfolio of marks to ensure that the quality associated with them and the value of our proprietary rights are maintained. Our marks, however, may not be effective to protect our intellectual property rights, and infringement or invalidity claims may be asserted by third parties in the future. Any such assertions, if proven to be true, could have a material adverse effect on our operational results and financial condition.

OUR CHARTER, BYLAWS AND ANTI-TAKEOVER PROTECTIONS COULD DELAY OR PREVENT AN ACQUISITION OR SALE OF ULTIMATE ELECTRONICS

    Our corporate charter and bylaws, as well as certain provisions of the Delaware General Corporation Law, contain provisions which may deter, discourage or make more difficult a change in control, even if such a change in control would be in the interest of a significant number of our stockholders or if such change in control would provide such stockholders with a substantial premium for their shares over then current market prices. In particular:

    - our charter authorizes the board of directors to issue one or more classes of preferred stock having such designations, rights and preferences as they determine, which issuances may have a material adverse effect on the rights of holders of common stock;

    - our stockholders have no right to take action by written consent;

    - our stockholders may not call special meetings of stockholders;

    - our charter and bylaws provide for the staggered election of directors to serve for three-year terms, subject to removal only for cause;

    - our bylaws contain advance notice provisions for presentation of new business and nominations of directors at meetings of stockholders; and

    - our bylaws may be amended only by the board of directors or by a majority vote of the shares represented and entitled to vote at an annual or a special meeting of stockholders.

In addition, Section 203 of the Delaware General Corporation Law prohibits us from engaging in a business combination with an interested stockholder for a period of three years after such person becomes an interested stockholder, unless various conditions are satisfied. See "Description of Capital Stock."

    In addition, under the terms of Ultimate Electronics' Stockholder Rights Plan, in general, if a person or group acquires more than 15% of the outstanding shares of common stock (an "Acquiring Person"), all of or our other stockholders would have the right to purchase securities from Ultimate Electronics at a discount to such securities' fair market value, thus causing substantial dilution to the holdings of the Acquiring Person. The Stockholder Rights Plan may inhibit a change in control and, therefore, could materially adversely affect the stockholders' ability to realize a premium over the then-prevailing market price for the common stock in connection with such a transaction.

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO STOCKHOLDERS

    Our common stock trading price has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to a variety of internal and external factors, some of which are beyond our control, including:

    - actual or anticipated variations in our quarterly operating results;

    - incurrence of unanticipated trade or contractual obligations, including claims under indemnification obligations or contracts;

    - announcement of new technologies or of new products or services;

    - changes in financial estimates or changes in recommendations by securities analysts;

    - additions or departures of key personnel; and

    - changes in economic performance and/or market valuations of other consumer electronics retailers.

    The stock market has experienced significant price and volume fluctuations over the past several years that have often been unrelated or disproportionate to the operating performance of particular companies. The trading prices of many companies' stocks, including ours, have traded from time to time at or near historical highs. These trading prices may not be sustained. Broad market factors may have a material adverse effect on our stock price, regardless of our actual operating performance.

ITEM 2. PROPERTIES

    As of January 31, 2000, the Company operates ten stores in Colorado, eight stores in Minnesota, four stores in Utah, two stores in Las Vegas, Nevada, three stores in Iowa, and one store each in Albuquerque, New Mexico, Boise, Idaho, Tulsa, Oklahoma and Sioux Falls, South Dakota. Each store, other than the store located in Thornton, Colorado, is leased. The following table sets forth data regarding the Company's store locations.

                                 YEAR          LATEST YEAR        APPROXIMATE        APPROXIMATE           LEASE
                              ORIGINALLY       REMODELED OR          TOTAL          RETAIL SELLING       EXPIRATION
CURRENT STORE LOCATIONS         OPENED          RELOCATED         SQUARE FEET        SQUARE FEET          DATE(1)
-----------------------       ----------       ------------       -----------       --------------       ----------
COLORADO:
6490 Wadsworth Blvd.
Arvada, CO                       1968              1991(2)           14,500              9,500              2006
1955 28th Street
Boulder, CO                      1985              1996              34,700             20,300              2047
1230 N. Academy Blvd.
Colorado Springs, CO             1989               N/A              14,900              9,800              2001
1370 S. Colorado Blvd.
Denver, CO                       1976              1994              31,600             16,700              2009
9657 E. County Line Rd.
Englewood, CO                    1983              1997              41,300             23,000              2027
4606 S. Mason St.
Fort Collins, CO                 1990                (3)             16,600              8,400              2005
14391 W. Colfax Ave.
Lakewood, CO                     1997               N/A              40,400             23,000              2028
8262 S. University Blvd.
Littleton, CO                    1986              1998              16,600              9,900              2007
8196 W. Bowles Ave.
Littleton, CO                    1984              1996              39,100             22,600              2027
321 W. 84th Ave.
Thornton, CO                     1985              1996              40,300             25,900               N/A

IDAHO:
1085 N. Milwaukee Ave.
Boise, ID                        1995               N/A              37,800(4)          19,500              2025

IOWA:
4701 1st Ave. Southeast
Cedar Rapids, IA                 1995              1997              15,400             10,300              2035
4100 Merle Hay Rd.
Des Moines, IA                   1994              1997              20,700(4)          12,200              2019
3800 E. 53rd Ave.
Davenport, IA                    1999               N/A              38,000(4)          21,400              2029
CONTINUED ON PAGE 16

                                 YEAR          LATEST YEAR        APPROXIMATE        APPROXIMATE           LEASE
                              ORIGINALLY       REMODELED OR          TOTAL          RETAIL SELLING       EXPIRATION
CURRENT STORE LOCATIONS         OPENED          RELOCATED         SQUARE FEET        SQUARE FEET          DATE(1)
-----------------------       ----------       ------------       -----------       --------------       ----------
MINNESOTA:
5939 John Martin Dr.
Brooklyn Center, MN              1980              1997              15,000              9,200              2023
14232 Burnhaven Dr.
Burnsville, MN                   1979              1999              17,300             10,100              2017
1868 Beam Ave.
Maplewood, MN                    1989                (5)              9,300              5,600              1999
12350 Wayzata Blvd.
Minnetonka, MN                   1977              1997              15,000              9,100              2023
103 Apache Mall
Rochester, MN                    1986               N/A               3,900              2,700              2000
1723 W. County Rd. B-2
Roseville, MN                    1977              1997              17,400             11,300              2035
7435 France Ave. South
Edina, MN                        1974              1997              28,200             17,900              2025
2716 Division St.
St. Cloud, MN                    1987               N/A              10,000              7,100              2011

NEVADA:
2555 E. Tropicana Ave.
Las Vegas, NV                    1995               N/A              37,300(4)          17,900              2035
741 S. Rainbow Blvd.
Las Vegas, NV                    1994               N/A              31,500             17,600              2024

NEW MEXICO:
3821 Menaul Blvd., N.E.
Albuquerque, NM                  1994               N/A              37,100(4)          17,700              2014

OKLAHOMA:
10021 E. 71st St.
Tulsa, OK                        1995               N/A              50,500(4)          30,400              2026

SOUTH DAKOTA:
3800 South Louise Ave.
Sioux Falls, SD                  1999               N/A              22,200             14,400              2015

UTAH:
879 W. Hill Field Rd.
Layton, UT                       1995               N/A              34,400             18,600              2025
6284 S. State St.
Murray, UT                       1994               N/A              32,200             18,000              2024
1375 S. State St.
Orem, UT                         1993               N/A              32,900             17,100              2010
1130 E. Brickyard Rd.
Salt Lake City, UT               1993               N/A              33,400             18,200              2013

------------------------

(1) Including renewal options.

(2) The Company expects to relocate and expand this store in fiscal 2002.

(3) The Company expects to expand this store in fiscal 2001.

(4) Includes regional service center.

(5) This store is expected to be relocated to a 35,600 square foot store in Woodbury, MN in June 2000.

    Construction of the Company's main warehouse, business office, service center and store location in Thornton, Colorado, financed by the proceeds from the sale of $13.0 million aggregate principal amount of 10.25% first mortgage bonds, was completed in April 1996. The bonds were fully redeemed on March 31, 2000 with a portion of the proceeds of the October 1999 common stock offering. The Thornton facility, in addition to the retail store noted in the table above, is comprised of 175,000 square feet of warehouse space, 30,000 square feet for the Company's business offices, 21,000 square feet devoted to a service department and 18,000 square feet for a training and employee facility. The Company leases a 45,000 square foot facility in Minneapolis, Minnesota that it uses as a training center, office space and service center for the greater Minneapolis/St. Paul area and warehouse space for its delivery department. The Company leases an 8,500 square foot service center in Salt Lake City, Utah. The Company has entered into leases of property in the Phoenix, AZ metropolitan area and Colorado Springs, CO and has begun construction on these sites. These stores are expected to open later in fiscal 2001. The Company will also relocate the Maplewood, MN store to Woodbury, MN in fiscal 2001. Additionally, the Company leases its store locations in Colorado Springs, Colorado and Fort Collins, Colorado from an affiliated party. The Company is also in the process of negotiating leases to relocate stores and is analyzing lease opportunities in new markets (see "Business--Expansion Strategy" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources").

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

    Certain information required by Part II is incorporated by reference into this Report from the Company's 2000 Annual Report to Stockholders (the "2000 Annual Report to Stockholders"), which report is attached hereto as Exhibit 13. Only those sections of the 2000 Annual Report to Stockholders that specifically address the items set forth herein are incorporated by reference.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The sections labeled "Stock Listing," "Price Per Share Information" and "Dividend Policy" appearing on the inside back cover of the 2000 Annual Report to Stockholders are incorporated herein by reference. As of April 27, 2000, there were approximately 440 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The section labeled "Selected Financial Data" appearing in the 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    OUTSTANDING DEBT OF THE COMPANY. As of January 31, 2000, the Company had outstanding debt of approximately $11.7 million, which bears interest at an annual fixed rate of 10.25%. A hypothetical 10.0% decrease in interest rates would not have a material impact on the Company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the Company, if any. For example, the Company borrows under its $40 million revolving line of credit for general corporate purposes, capital expenditures and other purposes related to expansion of the Company's capacity. Borrowings under the $40 million revolving line of credit bear interest based on a blend of LIBOR plus 2% and Norwest Bank's prime rate minus 0.375%. The Company had no outstanding borrowings under this credit facility at January 31, 2000. The Company has not hedged against interest rate changes.

    The following discusses the Company's exposure to market risk related to changes in interest rates and other general market risks. All of the Company's investment decisions are supervised or managed by its executive committee. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including but not limited to, changes in interest rates and other general market risks, and those set forth in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" appearing elsewhere in this Form 10-K. Also, see Note 1 to the consolidated financial statements set forth herein for a further discussion of the Company's cash, cash equivalents, and investments available for sale.

    CASH AND CASH EQUIVALENTS.  As of January 31, 2000, the Company had
$17.3 million in cash and cash equivalents, which was not restricted, and consisted of: (i) approximately $9.4 million invested in overnight treasury repurchase agreements with an average interest rate of approximately 5.0%; and
(ii) approximately $7.9 million in various non-interest bearing accounts. Management considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. All cash and cash equivalent investments are readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any material loss with respect to its cash and cash equivalents as a result of interest rate changes, and the estimated fair value of its cash and cash equivalents approximates original cost.

    INVESTMENTS AVAILABLE FOR SALE. As of January 31, 2000, the Company had investments available for sale, which had an original cost and fair market value of approximately $12.0 million. The investments available for sale consist of U.S. government treasury discount notes with an interest rate of 5.6%. The U.S. government treasury discount notes matured on March 29, 2000. The Company's investment portfolio is subject to interest rate risk and will fall in value if interest rates increase. The Company does not expect any material loss with respect to its investments available for sale as a result of interest rate changes, and the estimated fair value of its investments available for sale approximates original cost.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The report of independent auditors and financial statements included in the Company's 2000 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Certain information required by Part III is omitted from this Report. The Company will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated into Part III of this Report by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated by reference from the section labeled "Directors and Executive Officers" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the section labeled "Compensation of Directors" and "Executive Compensation" excluding the "Board Compensation Committee Report on Executive Compensation" and the "Performance Graph" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference from the section labeled "Principal Stockholders" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference from the section labeled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

    1. FINANCIAL STATEMENTS: The following financial statements included in the Company's 2000 Annual Report to Stockholders are incorporated by reference into Item 8:

       - Consolidated Statements of Income for the fiscal years ended January 31, 2000, 1999 and 1998.

       - Consolidated Balance Sheets at January 31, 2000 and 1999.

       - Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 2000, 1999 and 1998.

       - Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2000, 1999 and 1998.

       - Notes to Consolidated Financial Statements.

    2. FINANCIAL STATEMENT SCHEDULES: The following financial statement schedule for the fiscal years ended January 31, 2000, 1999 and 1998 is filed as part of this Form 10-K:

SCHEDULE                DESCRIPTION
--------                -----------
         II             Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    3. EXHIBITS: The following exhibits are filed pursuant to Item 601 of Regulation S-K.

EXHIBIT #               DESCRIPTION OF EXHIBITS
---------               -----------------------
         3.1            Amended and Restated Certificate of Incorporation of the
                        Company.(3)
         3.2            Bylaws of the Company.(3)
         4.1            Form of Indenture, dated as of March 23, 1995, between the
                        Registrant and Colorado National Bank, as Trustee for the
                        10.25% First Mortgage Bonds Due 2005.(2)
         4.2            Rights Agreement, dated as of January 31, 1995, by and
                        between the Company and Norwest Bank Minnesota, National
                        Association, as rights agent.(5)
         4.3            Amendment No. 1, dated as of January 31, 1995, to the Rights
                        Agreement, dated as of January 31, 1995, by and between the
                        Company and Norwest Bank Minnesota, N.A., as rights
                        agent.(6)
        10.1            Lease Agreement, dated April 1, 1989, between the Registrant and William J. and Barbara A. Pearse.(3)
        10.2            Lease Agreement, dated October 13, 1989, between the
                        Registrant and William J. and Barbara A. Pearse.(3)
        10.4            Form of Authorized Dealer Agreement between the Registrant and Panasonic Communications and Systems Company, a Division
                        of Matsushita Electric Corporation of America.(3)
        10.5            Form of Sony Corporation of America Consumer Sales Company
                        Dealer Agreement between the Registrant and Sony Consumer
                        Sales Company, a division of Sony Corporation of America.(3)
        10.6            Form of Dealer Agreement between the Registrant and
                        Mitsubishi Electric Sales America, Inc.(3)
        10.7            Form of Employee Stock Option Plan.(3)
        10.8            Form of Non-employee Directors' Stock Option Plan.(4)
        10.9            Ultimate Electronics, Inc. Rule 401(k) Benefit Plan.(3)
        10.10           Form of Confidentiality and Non-Competition Agreement.(4)
        10.12           Form of Deed of Trust, Assignment of Rents and Security
                        Agreement between the Registrant, as Grantor, and Colorado
                        National Bank, as beneficiary.(2)
        10.13           Purchase and Sale Agreement, dated May 2, 1995, between the
                        Company and Cirque Property L.C.(6)
        10.14           Commercial Promissory Note and Security Agreement between
                        the Company and Colorado National Leasing, Inc., dated
                        November 1, 1995.(7)
        10.15           Commercial Promissory Note and Security Agreement between
                        the Company and Colorado National Leasing, Inc., dated
                        December 19, 1995.(7)
        10.16           Commercial Promissory Note and Security Agreement between
                        the Company and Colorado National Leasing, Inc., dated
                        January 22, 1996.(7)
        10.17           Commercial Promissory Note and Security Agreement between
                        the Company and Colorado National Leasing, Inc., dated
                        February 28, 1996.(7)
        10.18           Credit Agreement between Ultimate Electronics, Inc. and
                        Norwest Bank Colorado, National Association and Norwest
                        Business Credit, Inc., dated November 21, 1996.(8)
        10.19           First Amendment to Credit Agreement between Ultimate
                        Electronics, Inc. and Norwest Bank Colorado, National
                        Association and Norwest Business Credit, Inc., dated
                        February 28, 1997.(9)
        10.20           Second Amendment to Credit Agreement between Ultimate
                        Electronics, Inc. and Norwest Bank Colorado, National
                        Association and Norwest Business Credit, Inc., dated
                        March 11, 1997.(9)
        10.21           Third Amendment to Credit Agreement between Ultimate
                        Electronics, Inc. and Norwest Bank Colorado, National
                        Association and Norwest Business Credit, Inc., dated
                        June 27, 1997.(10)

EXHIBIT #               DESCRIPTION OF EXHIBITS
---------               -----------------------
        10.22           Fourth Amendment to Credit Agreement between Ultimate
                        Electronics, Inc. and Norwest Bank Colorado, National
                        Association and Norwest Business Credit, Inc., dated
                        June 12, 1998.(11)
        10.23           Fifth Amendment to Credit Agreement between Ultimate
                        Electronics, Inc. and Norwest Bank Colorado, National
                        Association and Norwest Business Credit, Inc., dated
                        June 30, 1998.(12)
        10.24           Credit Agreement between Ultimate Electronics, Inc. and
                        Foothill Capital Corporation, dated September 30, 1998.(13)
        10.25           First Amendment to Credit Agreement between Ultimate
                        Electronics, Inc. and Foothill Capital Corporation, dated
                        September 24, 1999.(14)
        10.26           Second Amendment to Credit Agreement between Ultimate
                        Electronics, Inc. and Foothill Capital Corporation, dated
                        February 22, 2000.(1)
        10.30           Ultimate Electronics, Inc. Form of Change of Control
                        Agreement dated June 27, 1997 with each of William J.
                        Pearse, J. Edward McEntire, David J. Workman, Alan E.
                        Kessock and Neal A. Bobrick.(10)
        13              Company's 2000 Annual Report to Stockholders.(1)
        23.1            Consent of Independent Auditors.(1)
        27              Financial Data Schedule(1)

(b) Reports on Form 8-K:

    Report on Form 8-K dated November 9, 1999, reporting on Item 5 the exercise by the underwriters in the Company's public offering of the over-allotment option granted in connection with the offering.

------------------------

 (1) Filed herewith.

 (2) Incorporated by reference to Amendment No. 3 to the Registrant's Registration Statement on Form S-1(File No. 33-88740), filed with the Commission on March 14, 1995.

 (3) Incorporated by reference to the Registrant's Registration Statement on Form S-1(File No. 33-68314), filed with the Commission on September 2, 1993.

 (4) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-1(File No. 33-68314), filed with the Commission on October 7, 1993.

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

 (10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1997.

 (11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 1998.

 (12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1998.

 (13) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1998.

 (14) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 333-87341), filed with the Commission on September 29, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Thornton, State of Colorado, on this 1st day of May, 2000.

ULTIMATE ELECTRONICS, INC.

By:  /s/ J. EDWARD MCENTIRE
     -----------------------------------------
     J. Edward McEntire
     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ WILLIAM J. PEARSE                              Date: May 1, 2000
     -----------------------------------------
     William J. Pearse
     CHAIRMAN OF THE BOARD AND A DIRECTOR

By:  /s/ J. EDWARD MCENTIRE                             Date: May 1, 2000
     -----------------------------------------
     J. Edward McEntire
     CHIEF EXECUTIVE OFFICER AND A DIRECTOR
     (PRINCIPAL EXECUTIVE OFFICER)

By:  /s/ DAVID J. WORKMAN                               Date: May 1, 2000
     -----------------------------------------
     David J. Workman
     PRESIDENT, CHIEF OPERATING OFFICER AND A
     DIRECTOR

By:  /s/ ALAN E. KESSOCK                                Date: May 1, 2000
     -----------------------------------------
     Alan E. Kessock
     SENIOR VICE PRESIDENT, CHIEF FINANCIAL
     OFFICER, SECRETARY AND A DIRECTOR
     (PRINCIPAL FINANCIAL AND ACCOUNTING
     OFFICER)

By:  /s/ ROBERT W. BEALE                                Date: May 1, 2000
     -----------------------------------------
     Robert W. Beale
     DIRECTOR

By:  /s/ RANDALL F. BELLOWS                             Date: May 1, 2000
     -----------------------------------------
     Randall F. Bellows
     DIRECTOR

ULTIMATE ELECTRONICS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                     BALANCE AT     CHARGED                   BALANCE AT
                                                     BEGINNING    TO COSTS AND   DEDUCTIONS     END OF
DESCRIPTION                                          OF PERIOD      EXPENSES     (DESCRIBE)     PERIOD
-----------                                          ----------   ------------   ----------   ----------
Year ended January 31, 2000
  Deducted from asset accounts:
      Allowance for doubtful accounts..............    $  310        $  420        $  284(1)    $  446
      Reserve for cash and cooperative advertising
        discounts..................................        49           116           129(1)        36
      Allowance for obsolete inventory.............     1,509           548         1,137(2)       920
                                                       ------        ------        ------       ------
        Total......................................    $1,868        $1,084        $1,550       $1,402
                                                       ======        ======        ======       ======
Year ended January 31, 1999
  Deducted from asset accounts:
      Allowance for doubtful accounts..............    $  260        $  364        $  314(1)    $  310
      Reserve for cash and cooperative advertising
        discounts..................................        55            58            64(1)        49
      Allowance for obsolete inventory.............       436         1,975           902(2)     1,509
                                                       ------        ------        ------       ------
        Total......................................    $  751        $2,397        $1,280       $1,868
                                                       ======        ======        ======       ======
Year ended January 31, 1998
  Deducted from asset accounts:
      Allowance for doubtful accounts..............    $  180        $  786        $  706(1)    $  260
      Reserve for cash and cooperative advertising
        discounts..................................        72           154           171(1)        55
      Allowance for obsolete inventory.............       266           597           427(2)       436
                                                       ------        ------        ------       ------
        Total......................................    $  518        $1,537        $1,304       $  751
                                                       ======        ======        ======       ======

------------------------

(1) Uncollectible accounts written off, net of recoveries.

(2) Write-offs of obsolete inventory.

                                 EXHIBIT INDEX

EXHIBIT #               DESCRIPTION OF EXHIBITS
---------               -----------------------
        10.26           Second Amendment to Credit Agreement between Ultimate
                        Electronics, Inc. and Foothill Capital Corporation, dated
                        February 22, 2000.
        13              Company's 2000 Annual Report to Stockholders.
        23.1            Consent of Independent Auditors.
        27              Financial Data Schedule.