Form 10-Q
period 2000-04-30
ULTIMATE ELECTRONICS INC
filed 2000-06-14
CIK 911626

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended April 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the Transition Period From ________ to ________


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

The number of outstanding shares of common stock as of June 12, 2000 was 10,734,632.

                           ULTIMATE ELECTRONICS, INC.

                                    FORM 10-Q

                                      INDEX


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:                                                 Page No.

           Condensed Consolidated Balance Sheets as of April 30, 2000
           (unaudited) and January 31, 2000 ....................................    3

           Consolidated Statements of Operations for the three months ended
           April 30, 2000 (unaudited) and April 30, 1999 (unaudited)............    4

           Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2000 (unaudited) and April 30, 1999
           (unaudited)..........................................................    5

           Notes to Condensed Consolidated Financial Statements (unaudited).....    6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................    7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........   10

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings....................................................   11

Item 2.    Changes in Securities................................................   11

Item 3.    Defaults Upon Senior Securities......................................   11

Item 4.    Submission of Matters to a Vote of Security Holders..................   11

Item 5.    Other Information....................................................   11

Item 6.    Exhibits and Reports on Form 8-K.....................................   11


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           ULTIMATE ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (amounts in thousands, except share data)


                                                             April 30,       January 31,
                                                               2000             2000
                                                             --------        ----------
                                                            (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                                 $  7,897         $ 17,311
   Accounts receivable, net                                    16,527           20,420
   Merchandise inventories                                     60,235           51,269
   Investments available for sale                                  --           12,003
   Other assets                                                 2,254            2,331
                                                             --------         --------
      Total current assets                                     86,913          103,334
Property and equipment, net                                    57,418           52,261
Property under capital leases, including related
  parties, net                                                  1,439            1,473
Goodwill, net                                                   1,957            2,026
Other assets                                                      515              935
                                                             --------         --------
      Total assets                                           $148,242         $160,029
                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                          $ 33,873         $ 27,626
   Accrued liabilities                                         14,291           21,322
   Deferred revenue                                             2,846            3,066
   Other current liabilities                                      338              394
                                                             --------         --------
      Total current liabilities                                51,348           52,408
Bonds payable                                                      --           11,700
Deferred revenue, less current portion                          4,490            5,111
Capital lease obligations, including related parties            1,736            1,760
Other long term liabilities                                       160              178
                                                             --------         --------
     Total long term liabilities                                6,386           18,749
Commitments
Stockholders' equity:
   Preferred stock, par value $.01 per share
      Authorized shares - 10,000,000
      No shares issued and outstanding                             --               --
   Common stock, par value $.01 per share
      Authorized shares - 15,000,000
      Issued and outstanding shares:
      10,729,899 and 10,705,318 at April 30, 2000
      and January 31, 2000                                        107              107
   Additional paid-in capital                                  70,883           70,801
   Retained earnings                                           19,518           17,964
                                                             --------         --------
      Total stockholders' equity                               90,508           88,872
                                                             --------         --------
      Total liabilities and stockholders' equity             $148,242         $160,029
                                                             ========         ========


See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                  (amounts in thousands, except per share data)


                                                                  Three Months Ended
                                                                       April 30,
                                                               -----------------------
                                                                2000             1999
                                                               -------         -------
Sales                                                          $95,006         $78,398
Cost of goods sold                                              65,285          55,212
                                                               -------         -------
Gross profit                                                    29,721          23,186
Selling, general and administrative expenses                    26,821          21,987
                                                               -------         -------
Income from operations
Interest expense, net                                            2,900           1,199
                                                                     8             681
                                                               -------         -------
Income before taxes and extraordinary item                       2,892             518
Income tax expense                                               1,084             198
                                                               -------         -------
Income before extraordinary item                                 1,808             320
Extraordinary loss on early extinguishment of debt,
  net of taxes                                                     254              --
                                                               -------         -------
Net income                                                     $ 1,554         $   320
                                                               =======         =======


Earnings per share before extraordinary item - Basic           $   .17         $   .04
Earnings per share before extraordinary item - Diluted         $   .16         $   .04
Earnings per share - Basic                                     $   .15         $   .04
Earnings per share - Diluted                                   $   .14         $   .04
Weighted average shares outstanding - Basic                     10,714           8,163
Weighted average shares outstanding - Diluted                   11,336           8,766


See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                              (amounts in thousands)

                                                                Three Months Ended
                                                                     April 30,
                                                             -------------------------
                                                               2000             1999
                                                             --------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities                        $ (2,764)         $(1,619)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments available for sale           12,003               --
Purchases of property and equipment                            (6,937)            (709)
                                                             --------          -------
Net cash provided by (used in) investing activities             5,066             (709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term bonds payable                 (11,700)              --
Net borrowings under revolving credit agreement                    --              687
Principal payments on term loans and capital lease
  obligations                                                     (98)            (159)
Proceeds from exercise of stock options                            82                6
                                                             --------          -------
Net cash (used in) provided by financing activities           (11,716)             534
                                                             --------          -------
Net decrease in cash and cash equivalents                      (9,414)          (1,794)

Cash and cash equivalents at beginning of period               17,311            4,421
                                                             --------          -------
Cash and cash equivalents at end of period                   $  7,897          $ 2,627
                                                             ========          =======


See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 APRIL 30, 2000


1.   SIGNIFICANT ACCOUNTING POLICIES

     BACKGROUND

     Ultimate Electronics, Inc. is a leading specialty retailer of home entertainment and consumer electronics products. The Company operates thirty-one stores, including ten stores in Colorado under the trade name SoundTrack, thirteen stores in Idaho, Iowa, Nevada, New Mexico, Oklahoma, South Dakota and Utah under the trade name Ultimate Electronics and eight stores in Minnesota under the trade name Audio King.

     The Company's unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of individual consumers during the holiday shopping season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000 and other filings with the Securities and Exchange Commission.

     PRINCIPLES OF CONSOLIDATION

     The unaudited condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management's discussion and analysis of financial condition and results of operations and the financial statements and accompanying notes contain statements that are not historical facts but are forward-looking statements that involve risks and uncertainties that could cause future results to vary materially from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends, estimates, plans or anticipates will, should, could or may occur, including reference to future profitability and steps being taken to achieve that result. Factors that could cause actual results to differ materially from the Company's projections, forecasts, estimates and expectations include, but are not limited to: risks related to the Company's ability to open and operate new stores; the Company's ability to profitably relocate and/or expand existing stores and the willingness of vendors to permit product sales over the internet; significant competition, including new competition from internet retailers; seasonal fluctuations in the Company's business; changes in trade regulations and currency fluctuations; risks regarding increases in promotional activities of competitors; the presence or absence of new products or product features in the Company's merchandise categories; changes in the distribution strategy of the Company's vendors; changes in vendor support for advertising and promotional programs; changes in the Company's merchandise sales mix; the results of financing efforts; fluctuations in consumer demand and preferences and general economic conditions. Please refer to a discussion of these and other factors in the Company's Annual Report on Form 10-K for the year ended January 31, 2000 and other filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

          RESULTS OF OPERATIONS

          Sales for the three months ended April 30, 2000 increased 21% to $95.0 million from $78.4 million for the three months ended April 30, 1999. Sales of comparable stores were up 18% for the three months ended April 30, 2000. Sales of new digital technology products such as DVD, HDTV and digital camcorders were the primary drivers of the comparable store sales growth.

          Gross profit for the three months ended April 30, 2000 increased 28% to $29.7 million (31.3% of sales) from $23.2 million (29.6% of sales) for the three months ended April 30, 1999. This increase in gross profit was related to the strong sales in the digital categories listed above as well as the change in the Company's extended warranty program.

          Selling, general and administrative expenses for the three months ended April 30, 2000 increased 22% to $26.8 million (28.2% of sales) from $22.0 million (28.1% of sales) for the three months ended April 30, 1999 primarily as a result of the increased sales.

          As further discussed in the Company's 10-K for the year ended January 31, 2000, the Company changed its accounting with respect to the recognition of revenues from the sale of obligor contracts as a result of a November 1999 clarification made by the Securities and Exchange Commission. The Company gave retroactive effect to this change by restatement of its previously published financial statements beginning with fiscal year 1996 (refer to the Company's report on Form 8-K filed on February 11, 2000 for the impact of the restatement on prior periods).

          Effective February 1, 2000 the Company restructured its extended warranty master contract with the Administrator such that the extended warranty contracts sold after February 1, 2000 will generally qualify as non-obligor contracts. The Company now recognizes revenues from the sale of non-obligor contracts at the time of sale. This change impacted sales and gross margins positively while selling, general and administrative expenses were negatively impacted for the three months ended April 30, 2000.

          As a result of the foregoing, the Company recorded income from operations of $2.9 million (3.1% of sales) for the three months ended April 30, 2000, compared to income from operations of $1.2 million (1.5% of sales) for the three months ended April 30, 1999.

          Net interest expense decreased to $8,000 for the three months ended April 30, 2000 from $681,000 for the three months ended April 30, 1999. This decrease was partially due to lower average amounts outstanding under the Company's revolving line of credit. The Company used a portion of the proceeds from its secondary stock offering completed in October 1999 (the "1999 Offering") to pay off $6.8 million then outstanding under its line of credit on October 22, 1999. In addition, the Company redeemed, in full, its 10.25% bonds on March 31, 2000, which decreased interest expense compared to the prior year first quarter. Lastly, interest expense for the three months ended April 30, 2000 was offset by $0.3 million of interest income on the Company's investment portfolio acquired with proceeds from the 1999 Offering. There was no interest income recorded in the first quarter of the prior year.

          Extraordinary loss on early extinguishment of debt of $254,000 (net of taxes) relates to the repayment, in full, of the Company's 10.25% bonds on March 31, 2000.

           LIQUIDITY AND CAPITAL RESOURCES

          Historically, the Company's primary sources of liquidity for funding expansion and growth have been net cash from operations, revolving credit lines, term debt and issuances of common stock. The Company's primary cash requirements are related to expenditures for new store openings and the relocation and/or remodeling of existing store locations. This includes preopening expenses and additional inventory for new or relocated stores, as well as working capital to support the Company's inventory requirements and selling, general and administrative expenses. The Company currently operates a total of 31 stores in nine states.

          Net cash used in operating activities was $2.8 million for the three months ended April 30, 2000 compared to net cash used in operating activities of $1.6 million for the three months ended April 30, 1999.

          Net cash provided by investing activities was $5.1 million for the three months ended April 30, 2000 compared to net cash used in investing activities of $0.7 million for the three months ended April 30, 1999. During the first quarter of the current year, the Company received $12.0 in proceeds from the sale of an investment available for sale, which matured on March 29, 2000. The Company had capital expenditures of $6.9 million directly related to new store openings and the relocation and expansion of an existing store location during the three months ended April 30, 2000 compared to $0.7 million in the comparable quarter of the previous year.

          Net cash used in financing activities was $11.7 million for the three months ended April 30, 2000 compared to net cash provided by financing activities of $0.5 million for the three months ended April 30, 1999. Cash used in financing activities for the three months ended April 30, 2000 related primarily to repayment, in full, of the Company's 10.25% bonds on March 31, 2000.

          The Company intends to expand into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with 30,000 to 36,000 square foot stores. In certain smaller markets, the store size may be as small as 20,000 square feet. With the exception of the Thornton facility, all current stores are leased. The Company opened its 31st store, a new 38,000 square foot store in Davenport, Iowa on December 3, 1999. For fiscal 2001, the Company expects to open five new stores: four in the Phoenix, Arizona metropolitan area and one in Colorado Springs, Colorado. The Company currently anticipates opening two of the Phoenix stores late in the second quarter of fiscal 2001 and two additional Phoenix stores and the Colorado Springs store early in the holiday selling season of fiscal 2001. The Company expects to open eight to twelve additional stores in fiscal 2002. Leases and/or contracts for all of the Phoenix stores and the Colorado Springs store have been signed.

          The Company continues to analyze new store opportunities in existing markets to replace or expand some of its smaller locations. In November 1999, the Company expanded a Minneapolis, Minnesota store from 9,700 to 17,300 square feet. In December 1999, the Company relocated and expanded its Sioux Falls, South Dakota store from 3,200 to 22,200 square feet. In May 2000, the Company relocated a 9,300 square foot store located in the Minneapolis/St. Paul area to a 35,000 square foot store. The Company's Fort Collins, Colorado store is also expected to be expanded from 16,600 to 22,000 square feet in fiscal 2001. The Company also expects to relocate and expand its Arvada, Colorado store within the next 12 months and will be analyzing opportunities in the Minneapolis/St. Paul area over the next few years to relocate and/or expand a number of those locations.

          The cost of these future stores is anticipated to average $3.0 million per store. Leasehold improvements, fixtures and equipment are expected to average $1.9 million, depending on tenant allowances. The inventory requirement for the Company's new stores is expected to average approximately $1.5 million, approximately $750,000 of which will be financed through trade credit. Preopening expenses for new stores are expected to average $350,000, and include such items as advertising prior to opening, recruitment and training of new employees and other costs of opening stores. In the event of relocations of existing stores, preopening costs are expected to average $150,000 and will be higher if the Company is forced to terminate existing store leases prior to their maturity.

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

          On September 30, 1998, the Company executed a three year $40 million credit agreement, as amended, with Foothill Capital Corporation , a wholly owned subsidiary of Norwest Bank. Borrowings under this revolving line of credit are limited to the lesser of $40 million or 80% of eligible inventory and a portion of accounts receivable. As of April 30, 2000, the entire facility was available to the Company and no amounts were outstanding. Borrowings bear interest, payable monthly, based on a blend of LIBOR plus 2% and Norwest Bank's prime rate minus 0.375%. Inventories, accounts receivable, equipment and intangibles secure the borrowings. The facility includes negative covenants that limit the Company's ability to, without the bank's prior approval, and subject to various exceptions, incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase the Company's capital stock, issue guarantees, sell or engage in transactions with affiliates. The facility also contains covenants regulating the Company's gross margins, inventory levels, tangible net worth and capital expenditures. The Company was in compliance with all borrowing covenants as of April 30, 2000.

          On March 23, 1995, the Company completed an offering for the sale of $13,000,000 aggregate principal amount of bonds payable (the "Bonds"). On March 31, 2000, the Company paid $13,111,000 to redeem the Bonds in full. The Bonds were redeemable by the Company at par any time at or after March 31, 2000. The Bonds were redeemed at a redemption price of 100% of the principal amount and all accrued and unpaid interest as of such date, which totaled $111,000. As a result of the redemption of the Bonds, the Company recognized an extraordinary loss of $254,000 (net of taxes).

          The Company believes that its cash flows from operations and borrowings under its credit facility will be sufficient to fund the Company's operations, debt repayment and expansion through fiscal 2001. To fund the capital requirements for its anticipated expansion plans beyond fiscal 2001, the Company may be required to seek additional financing, which may take the form of expansion of its existing credit facility, or possibly additional debt or equity financings. The Company may also re-mortgage its Thornton facility. There can be no assurance that the Company will be able to obtain such funds on favorable terms, if at all.

          SEASONALITY

          The Company's business is affected by seasonal consumer buying patterns. As is the case with many other retailers, the Company's sales and profits have been greatest in the fourth quarter (which includes the holiday selling season). Due to the importance of the holiday shopping season, any factors negatively impacting the holiday selling season could have a material adverse impact on the Company's financial condition and results of operations. Operating results are dependent upon a number of factors, including discretionary consumer spending, which is affected by local, regional and national economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates and taxation. The Company's quarterly results of operations may fluctuate significantly as a result of a number of factors, including:

          -    the timing of new or relocated and expanded store openings;

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

          IMPACT OF INFLATION

          The Company believes, because of competition among manufacturers and the technological changes in the consumer electronics industry, inflation has not had a significant effect on results of operations during the last few years.


ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

          The following discusses the Company's exposure to market risks related to changes in interest rates and other general market risks. All of the Company's investment and financing decisions are supervised or managed by its executive committee. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including, but not limited to, changes in interest rates and other general market risks, and those set forth in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" appearing elsewhere in this Form 10-Q.

          CASH AND CASH EQUIVALENTS. As of April 30, 2000, the Company had $7.9 million in cash and cash equivalents, which was not restricted, and consisted of: (i) approximately $3.2 million invested in overnight treasury repurchase agreements with an average interest rate of approximately 5.0%; and (ii) approximately $4.7 million in various non-interest bearing accounts. Management considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents investments are readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any material loss with respect to its cash and cash equivalents as a result of interest rate changes, and the estimated fair value of its cash and cash equivalents approximates original cost.

          OUTSTANDING DEBT OF THE COMPANY. The Company had a $40 million revolving line of credit on April 30, 2000. Borrowings under the line of credit bear interest, payable monthly, based on a blend of LIBOR plus 2% and Norwest Bank's prime rate minus 0.375%. The Company had no outstanding borrowings under this credit facility as of April 30, 2000. Increases in interest rates could, however, increase interest expense associated with future borrowings by the Company, if any. The Company has not hedged against interest rate changes.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None

ITEM 5.   OTHER INFORMATION.

          On March 31, 2000 the Company redeemed in full its outstanding 10.25% mortgage bonds. There are no remaining bonds outstanding.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               Documents filed with this report:

                   27         Financial Data Schedule


          (b)  Reports on Form 8-K:

               Report on Form 8-K filed with the Commission on February 11, 2000 announcing the Registrant's intention to redeem its outstanding 10.25% mortgage bonds on March 31, 2000.

               Report on Form 8-K filed with the Commission on February 11, 2000 announcing the Registrant's change in accounting policy for insured extended service contracts and the resulting restatement of previously published financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Ultimate Electronics, Inc.




Date:   June 14, 2000            By:  /s/ Alan E. Kessock
       ---------------              -------------------------
                                    Alan E. Kessock
                                    Senior Vice President, Chief Financial
                                    Officer, Secretary and a Director
                                    (Principal Financial and Accounting Officer)