Form 10-Q
period 2000-07-31
ULTIMATE ELECTRONICS INC
filed 2000-09-11
CIK 911626

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended July 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the Transition Period From ______ to ______


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

The number of outstanding shares of common stock as of September 8, 2000 was 10,800,273.

                           ULTIMATE ELECTRONICS, INC.

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:                                                       Page No.
         Condensed Consolidated Balance Sheets as of July 31, 2000 (unaudited)
         and January 31, 2000 ...................................................       3

         Consolidated Statements of Operations for the three and six months ended
         July 31, 2000 (unaudited) and July 31, 1999 (unaudited) ................       4

         Condensed Consolidated Statements of Cash Flows for the six months ended
         July 31, 2000 (unaudited) and July 31, 1999 (unaudited) ................       5

         Notes to Condensed Consolidated Financial Statements (unaudited) .......       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..................................................       7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .............      10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ......................................................      11

Item 2.  Changes in Securities ..................................................      11

Item 3.  Defaults Upon Senior Securities ........................................      11

Item 4.  Submission of Matters to a Vote of Security Holders ....................      11

Item 5.  Other Information ......................................................      12

Item 6.  Exhibits and Reports on Form 8-K .......................................      12


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           ULTIMATE ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

             (amounts in thousands, except share and per share data)


                                                               July 31,        January 31,
                                                                 2000             2000
                                                               --------         --------
                                                              (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                                   $  6,453         $ 17,311
   Accounts receivable, net                                      20,772           20,420
   Merchandise inventories, net                                  61,068           51,269
   Investments available for sale                                    --           12,003
   Other assets                                                   2,106            2,331
                                                               --------         --------
      Total current assets                                       90,399          103,334
Property and equipment, net                                      62,720           52,261
Property under capital leases, including related                  1,405            1,473
parties, net                                                      1,889            2,026
Goodwill, net                                                       533              935
Other assets
                                                               --------         --------
      Total assets                                             $156,946         $160,029
                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                            $ 37,035         $ 27,626
   Accrued liabilities                                           18,280           21,322
   Deferred revenue                                               2,632            3,066
   Other current liabilities                                        261              394
                                                               --------         --------
      Total current liabilities                                  58,208           52,408
Bonds payable                                                        --           11,700
Deferred revenue, less current portion                            3,907            5,111
Capital lease obligations, including related parties .            1,711            1,760
Other long term liabilities                                         160              178
                                                               --------         --------
     Total long term liabilities                                  5,778           18,749
Commitments
Stockholders' equity:
   Preferred stock, par value $.01 per share
      Authorized shares - 10,000,000
      No shares issued and outstanding                               --               --
   Common stock, par value $.01 per share
      Authorized shares - 15,000,000
      Issued and outstanding shares: 10,786,906 and
      10,705,318 at July 31, 2000 and January 31, 2000              108              107
   Additional paid-in capital                                    71,078           70,801
   Retained earnings                                             21,774           17,964
                                                               --------         --------
      Total stockholders' equity                                 92,960           88,872
                                                               --------         --------
      Total liabilities and stockholders' equity               $156,946         $160,029
                                                               ========         ========


     See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (amounts in thousands, except per share data)


                                                                   Three Months Ended               Six Months Ended
                                                                       July 31,                         July 31,
                                                               ------------------------         -------------------------
                                                                 2000            1999             2000             1999
                                                               --------         -------         --------         --------
Sales                                                          $101,978         $83,965         $196,984         $162,363
Cost of goods sold                                               68,929          58,005          134,214          113,217
                                                               --------         -------         --------         --------
Gross profit                                                     33,049          25,960           62,770           49,146
Selling, general and administrative expenses                     29,441          23,461           56,262           45,448
                                                               --------         -------         --------         --------
Income from operations                                            3,608           2,499            6,508            3,698
Interest expense, net                                                38             707               46            1,388
                                                               --------         -------         --------         --------
Income before taxes and extraordinary item                        3,570           1,792            6,462            2,310
Income tax expense                                                1,314             658            2,398              856
                                                               --------         -------         --------         --------
Income before extraordinary item                                  2,256           1,134            4,064            1,454
Extraordinary loss on early extinguishment
  of debt, net of taxes                                              --              --              254               --
                                                               --------         -------         --------         --------
Net income                                                     $  2,256         $ 1,134         $  3,810         $  1,454
                                                               ========         =======         ========         ========

Earnings per share before extraordinary item - basic           $    .21         $   .14         $    .38         $    .18
Earnings per share before extraordinary item - diluted         $    .20         $   .13         $    .36         $    .16
Earnings per share - basic                                     $    .21         $   .14         $    .35         $    .18
Earnings per share - diluted                                   $    .20         $   .13         $    .34         $    .16
Weighted average shares outstanding - basic                      10,752           8,211           10,734            8,187
Weighted average shares outstanding - diluted                    11,395           8,926           11,370            8,866


     See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (amounts in thousands)

                                                                 Six Months Ended
                                                                      July 31,
                                                             -------------------------
                                                               2000             1999
                                                             --------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                    $  2,966          $ 4,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments available for sale           12,003               --
Purchases of property and equipment                           (14,109)          (1,609)
                                                             --------          -------
Net cash used in investing activities                          (2,106)          (1,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term bonds payable                 (11,700)              --
Net paydown on revolving credit agreement                          --           (1,210)
Principal payments on term loans and capital lease
obligations                                                      (296)            (314)
Proceeds from exercise of stock options                           278              212
                                                             --------          -------
Net cash used by financing activities                         (11,718)          (1,312)
                                                             --------          -------
Net (decrease) increase in cash and cash equivalents          (10,858)           1,692

Cash and cash equivalents at beginning of period               17,311            4,421
                                                             --------          -------
Cash and cash equivalents at end of period                   $  6,453          $ 6,113
                                                             ========          =======


     See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JULY 31, 2000


1.   SIGNIFICANT ACCOUNTING POLICIES

     BACKGROUND

     Ultimate Electronics, Inc. is a leading specialty retailer of home entertainment and consumer electronics products. The Company operates thirty-three stores, including fifteen stores in Arizona, Idaho, Iowa, Nevada, New Mexico, Oklahoma, South Dakota and Utah under the trade name Ultimate Electronics, ten stores in Colorado under the trade name SoundTrack and eight stores in Minnesota under the trade name Audio King.

     The Company's unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of individual consumers during the holiday shopping season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000 and other filings with the Securities and Exchange Commission.

     PRINCIPLES OF CONSOLIDATION

     The unaudited condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

     BOND REDEMPTION

     On March 31, 2000 the Company paid $13,111,000 to redeem, in full, its outstanding bonds payable. The bonds were redeemable by the Company at par any time at or after March 31, 2000. The bonds were redeemed at a redemption price of 100% of the principal amount and all accrued and unpaid interest as of such date, which totaled $111,000. As a result of the redemption of the bonds, the Company recognized an extraordinary loss of $254,000 (net of taxes).

     NEW STORE OPENINGS

     On July 28, 2000 the Company entered the Phoenix, Arizona metropolitan area with two new stores.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations and the financial statements and accompanying notes may contain statements that are not historical facts but are forward-looking statements that involve risks and uncertainties that could cause future results to vary materially from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends, estimates, plans or anticipates will, should, could or may occur, including reference to future profitability and steps being taken to achieve that result. Factors that could cause actual results to differ materially from the Company's projections, forecasts, estimates and expectations include, but are not limited to: risks related to the Company's ability to open and operate new stores; the Company's ability to profitably relocate and/or expand existing stores and the willingness of vendors to permit product sales over the internet; significant competition, including new competition from internet retailers; seasonal fluctuations in the Company's business; changes in trade regulations and currency fluctuations; risks regarding increases in promotional activities of competitors; the presence or absence of new products or product features in the Company's merchandise categories; changes in the distribution strategy of the Company's vendors; changes in vendor support for advertising and promotional programs; changes in the Company's merchandise sales mix; the results of financing efforts; fluctuations in consumer demand and preferences and general economic conditions. Please refer to a discussion of these and other factors in the Company's Annual Report on Form 10-K for the year ended January 31, 2000 and other filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

     RESULTS OF OPERATIONS

     Sales for the three months ending July 31, 2000 increased 21% to $102.0 million from $84.0 million for the three months ending July 31, 1999. Sales for the six months ending July 31, 2000 were $197.0 million, a 21% increase from sales of $162.4 million for the six months ending July 31, 1999. Sales of comparable stores were up 15% and 16%, respectively, for the three and six months ending July 31, 2000. Sales of new digital technology products such as DVD, HDTV and digital camcorders continued to be the primary drivers of the comparable store sales growth.

     Gross profit for the three months ending July 31, 2000 increased 27% to $33.0 million (32.4% of sales) from $26.0 million (30.9% of sales) for the three months ending July 31, 1999. Gross profit for the six months ending July 31, 2000 increased 28% to $62.8 million (31.9% of sales) from $49.1 million (30.3% of sales) for the six months ending July 31, 1999. This increase in gross profit was related to the change in the Company's extended warranty program as well as the strong sales in the digital categories listed above.

     Selling, general and administrative expenses for the three months ending July 31, 2000 were $29.4 million (28.9% of sales) compared to $23.5 million (27.9% of sales) for the three months ending July 31, 1999. Selling, general and administrative expenses for the six months ending July 31, 2000 were $56.3 million (28.6% of sales) compared to $45.4 (28.0% of sales) for the six months ending July 31, 1999. The increase in selling, general and administrative expenses was primarily related to preopening costs of $925,000 (0.5% of sales) for two new stores and one relocated store as well as variable costs associated with the higher margins.

     As further discussed in the Company's 10-K for the year ending January 31, 2000, the Company changed its accounting with respect to the recognition of revenues from the sale of obligor contracts as a result of a November 1999 clarification made by the Securities and Exchange Commission. The Company gave retroactive effect to this change by restatement of its previously published financial statements beginning with fiscal year 1996 (refer to the Company's report on Form 8-K filed on February 11, 2000 for the impact of the restatement on prior periods).

     The Company recorded income from operations of $3.6 million (3.5% of sales) for the three months ending July 31, 2000 compared to income from operations of $2.5 million (3.0% of sales) for the three months ended July 31, 1999. Income from operations was $6.5 million (3.3% of sales) for the six months ending July 31, 2000 compared to $3.7 million (2.3% of sales) for the six months ending July 31, 1999.

     Net interest expense decreased to $38,000 and $46,000 for the three and six months ended July 31, 2000 from $707,000 and $1.4 million for the three and six months ended July 31, 1999. This decrease was partially due to lower average amounts outstanding under the Company's revolving line of credit. The Company used a portion of the proceeds from its secondary stock offering completed in October 1999 (the "1999 Offering") to pay off $6.8 million then outstanding under its line of credit on October 22, 1999. In addition, the Company redeemed, in full, its 10.25% bonds on March 31, 2000, which decreased interest expense compared to the prior year. Lastly, interest expense for the six months ended July 31, 2000 was offset by $300,000 of interest income on the Company's investment portfolio acquired with proceeds from the 1999 Offering. There was no interest income recorded in the six months ending July 31, 1999.

     Extraordinary loss on early extinguishment of debt of $254,000 (net of taxes) relates to the repayment, in full, of the Company's 10.25% bonds on March 31, 2000.

     LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of liquidity for funding expansion and growth have been net cash from operations, revolving credit lines, term debt and issuances of common stock. The Company's primary cash requirements are related to expenditures for new store openings and the relocation and/or remodeling of existing store locations. These expenditures include preopening expenses and additional inventory for new or relocated stores, as well as working capital to support the Company's inventory requirements and selling, general and administrative expenses. The Company currently operates a total of thirty-three stores in ten states.

     Net cash provided by operating activities was $3.0 million for the six months ended July 31, 2000 compared to net cash provided by operating activities of $4.6 million for the six months ended July 31, 1999.
     The decrease in cash provided by operating activities was primarily the result of increased merchandise inventory levels in the current year.

     Net cash used in investing activities was $2.1 million for the six months ended July 31, 2000 compared to net cash used in investing activities of $1.6 million for the six months ended July 31, 1999. During the first quarter of the current year, the Company received $12.0 in proceeds from the sale of an investment available for sale, which matured on March 29, 2000. The Company had capital expenditures of $14.1 million directly related to new store openings and the relocation and expansion of an existing store location during the six months ended July 31, 2000 compared to capital expenditures of $1.6 million in the same period of the previous year.

     Net cash used in financing activities was $11.7 million for the six months ended July 31, 2000 compared to net cash used in financing activities of $1.3 million for the six months ended July 31, 1999. Cash used in financing activities for the six months ended July 31, 2000 related primarily to repayment, in full, of the Company's 10.25% bonds on March 31, 2000.

     The Company intends to expand into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with 30,000 to 36,000 square foot stores. In certain smaller markets, the store size may be as small as 20,000 square feet. With the exception of the Thornton, Colorado facility, all current stores are leased. On July 28, 2000 the Company entered the Phoenix, Arizona metropolitan area with two new stores. The Company intends to open a total of six additional stores in the Phoenix metropolitan area over the next eighteen months. Two of the six Phoenix stores are expected to open in the fourth quarter of the current fiscal year. The Company also expects to open its second store in Colorado Springs, Colorado in the fourth quarter of the current fiscal year. On September 11, 2000, the Company announced its entrance into the Oklahoma City, Oklahoma market with plans to open two new stores in the summer of fiscal 2002. Excluding Phoenix and Oklahoma City, the Company expects to open two to six additional stores in fiscal 2002.

     The Company continues to analyze new store opportunities in existing markets to replace or expand some of its smaller locations. In May 2000, the Company relocated a 9,300 square foot store located in the Minneapolis/St. Paul area to a 35,000 square foot store. The Company's Fort Collins, Colorado store is expected to be expanded from 16,600 to 22,000 square feet in fiscal 2002. The Company also intends to relocate and expand its Arvada, Colorado store in fiscal 2002 and will be analyzing opportunities in the Minneapolis/St. Paul area over the next few years to relocate and/or expand a number of those locations.

     The cost of these future stores is anticipated to average $3.3 million per store. Leasehold improvements, fixtures and equipment are expected to average $2.2 million, depending on tenant allowances. The inventory requirement for the Company's new stores is expected to average approximately $1.5 million, approximately $750,000 of which will be financed through trade credit. Preopening expenses for new stores are expected to average $350,000, and include such items as advertising prior to opening, recruitment and training of new employees and other costs associated with opening stores. In the event of relocations of existing stores, preopening costs are expected to average $150,000 and will be higher if the Company is forced to terminate existing store leases prior to their maturity.

     The Company's expansion strategy focuses on identification of attractive metropolitan areas in the Rocky Mountain, Midwest and Southwest regions based on an evaluation of local market opportunities, as well as the size, strength and merchandising philosophy of potential competitors. The Company obtains demographic analyses of major metropolitan areas to determine new store locations and potential sales volumes, as well as the optimum number of stores to open in a specific market. The Company's specific location strategy focuses on power centers or freestanding locations near shopping malls. In choosing sites within a market, the Company applies standard site selection criteria that take into account numerous factors including local demographics, traffic patterns, highway visibility and overall retail activity.

     On September 30, 1998, the Company executed a three year $40 million credit agreement, as amended, with Foothill Capital Corporation , a wholly owned subsidiary of Norwest Bank. Borrowings under this revolving line of credit are limited to the lesser of $40 million or 80% of eligible inventory and a portion of accounts receivable. As of July 31, 2000, the entire facility was available to the Company and no amounts were outstanding. Borrowings bear interest, payable monthly, based on a blend of LIBOR plus 2% and Norwest Bank's prime rate minus 0.375%. Inventories, accounts receivable, equipment and intangibles secure the borrowings. The facility includes negative covenants that limit the Company's ability to, without the bank's prior approval, and subject to various exceptions, incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase the Company's capital stock, issue guarantees, sell or engage in transactions with affiliates. The facility also contains covenants regulating the Company's gross margins, inventory levels, tangible net worth and capital expenditures. The Company was in compliance with all borrowing covenants as of July 31, 2000.

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

     CASH AND CASH EQUIVALENTS. As of July 31, 2000, the Company had $6.5 million in cash and cash equivalents, which was not restricted, and consisted of: (i) approximately $0.4 million invested in overnight treasury repurchase agreements with an average interest rate of approximately 5.0%; and (ii) approximately $6.1 million in various non-interest bearing accounts. Management considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents investments are readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any material loss with respect to its cash and cash equivalents as a result of interest rate changes, and the estimated fair value of its cash and cash equivalents approximates original cost.

     OUTSTANDING DEBT OF THE COMPANY. The Company had a $40 million revolving line of credit on July 31, 2000. Borrowings under the line of credit bear interest, payable monthly, based on a blend of LIBOR plus 2% and Norwest Bank's prime rate minus 0.375%. The Company had no outstanding borrowings under this credit facility as of July 31, 2000. Increases in interest rates could, however, increase interest expense associated with future borrowings by the Company, if any. The Company has not hedged against interest rate changes.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The 2000 Annual Meeting of Stockholders of Ultimate Electronics, Inc. was held on June 22, 2000 and adjourned to July 17, 2000. At the July 17, 2000 meeting, William J. Pearse and J. Edward McEntire were elected as Class III Directors for three-year terms expiring at the 2003 Annual Meeting of Stockholders. David J. Workman, Alan E. Kessock, Robert W. Beale and Randall F. Bellows continue in their respective terms as Directors of the Company.

     The matters voted upon and passed at the Meeting were the election of the above noted directors, the proposal to adopt the 2000 Equity Incentive Plan, the proposal to adopt an Employee Stock Purchase Plan and the ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending January 31, 2001. The results of the voting on these matters is outlined in the following table.

                                       Votes            Votes             Votes
            Proposal                    For            Against          Abstained
--------------------------------------------------------------------------------------
Election of Directors:
   William J. Pearse                   9,879,141             2,324         503,060
   J. Edward McEntire                  9,879,141             2,324         503,060
Proposal to adopt the 2000
Equity Incentive Plan                  4,940,826         4,415,255           8,515
Proposal to adopt an Employee
Stock Purchase Plan                    6,211,618         3,150,357           2,621
Ratification of Ernst & Young
LLP                                   10,378,347             2,678           3,500


ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          Documents filed with this report:

          27   Financial Data Schedule

     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Ultimate Electronics, Inc.

Date:  September 11, 2000              By: /s/ Alan E. Kessock
       ------------------                 ---------------------------------
                                          Alan E. Kessock
                                          Senior Vice President, Chief Financial
                                          Officer, Secretary and a Director
                                          (Principal Financial and Accounting
                                          Officer)