Form 10-Q
period 2000-10-31
ULTIMATE ELECTRONICS INC
filed 2000-12-08
CIK 911626

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended October 31, 2000

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______to ________

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

The number of outstanding shares of common stock as of December 7, 2000 was 10,920,355.

                           ULTIMATE ELECTRONICS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                 Page No.
      PART I.    FINANCIAL INFORMATION

      Item 1.    Financial Statements:

                 Condensed Consolidated Balance Sheets as of October 31, 2000 (unaudited) and
                 January 31, 2000 .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        3

                 Consolidated Statements of Operations for the three and nine months ended
                 October 31, 2000 (unaudited) and October 31, 1999 (unaudited) .  .  .  .  .        4

                 Condensed Consolidated Statements of Cash Flows for the nine months ended
                 October 31, 2000 (unaudited) and October 31, 1999 (unaudited) .  .  .  .  .        5

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

      Item 3.    Defaults Upon Senior Securities .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       11

      Item 4.    Submission of Matters to a Vote of Security Holders  .  .  .  .  .  .  .  .       11

      Item 5.    Other Information.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       11

      Item 6.    Exhibits and Reports on Form 8-K.  .  .  .  .  .  .  .  .  .  .  .  .  .  .       12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           ULTIMATE ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

             (amounts in thousands, except share and per share data)

                                                         October 31,   January 31,
                                                            2000          2000
                                                         ------------  -----------
                                                         (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                             $     4,728   $   17,311
   Accounts receivable, net                                   24,104       20,420
   Merchandise inventories, net                               79,305       51,269
   Investments available for sale                                  -       12,003
   Other assets                                                3,050        2,331
                                                         ------------  -----------
      Total current assets                                   111,187      103,334
Property and equipment, net                                   64,711       52,261
Property under capital leases, including related
   parties, net                                                1,371        1,473
Goodwill, net                                                  1,820        2,026
Other assets                                                     590          935
                                                         ------------  -----------
      Total assets                                       $   179,679   $  160,029
                                                         ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                      $    41,252   $   27,626
   Accrued liabilities                                        20,353       21,322
   Revolving line of credit                                   13,716            -
   Deferred revenue                                            2,431        3,066
   Other current liabilities                                     178          394
                                                         ------------  -----------
      Total current liabilities                               77,930       52,408
Bonds payable                                                      -       11,700
Deferred revenue, less current portion                         3,362        5,111
Capital lease obligations, including related parties           1,685        1,760
Other long term liabilities                                      160          178
                                                         ------------  -----------
     Total long term liabilities                               5,207       18,749
Commitments
Stockholders' equity:
   Preferred stock, par value $.01 per share
      Authorized shares - 10,000,000
      No shares issued and outstanding                             -            -
   Common stock, par value $.01 per share
      Authorized shares - 15,000,000
      Issued and outstanding shares: 10,817,355 and
      10,705,318 at October 31, 2000 and January
      31, 2000                                                   108          107
   Additional paid-in capital                                 71,273       70,801
   Retained earnings                                          25,161       17,964
                                                         ------------  -----------
      Total stockholders' equity                              96,542       88,872
                                                         ------------  -----------
      Total liabilities and stockholders' equity         $   179,679   $  160,029
                                                         ============  ===========

    See accompanying notes to Condensed Consolidated Financial Statements.

                                         ULTIMATE ELECTRONICS, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                (amounts in thousands, except per share data)

                                                          Three Months Ended          Nine Months Ended
                                                             October 31,                 October 31,
                                                       -------------------------  --------------------------
                                                          2000          1999         2000          1999
                                                       ------------  -----------  ------------  ------------
Sales                                                   $  117,207    $  91,899    $  314,191    $  254,262
Cost of goods sold                                          79,473       64,004       213,687       177,221
                                                       ------------  -----------  ------------  ------------
Gross profit                                                37,734       27,895       100,504        77,041
Selling, general and administrative expenses                32,285       24,444        88,547        69,892
                                                       ------------  -----------  ------------  ------------
Income from operations                                       5,449        3,451        11,957         7,149
Interest expense, net                                           29          591           75          1,979
                                                       ------------  -----------  ------------  ------------
Income before taxes and extraordinary item                   5,420        2,860        11,882         5,170
Income tax expense                                           2,033        1,058         4,431         1,914
                                                       ------------  -----------  ------------  ------------
Income before extraordinary item                             3,387        1,802         7,451         3,256
Extraordinary loss on early extinguishment of debt,
   net of taxes                                                  -            -           254             -
                                                       ------------  -----------  ------------  ------------
Net income                                               $   3,387    $   1,802     $   7,197     $   3,256
                                                       ============  ===========  ============  ============

Earnings per share before extraordinary item - basic     $    . 31    $    . 21     $    . 69     $    . 39
Earnings per share before extraordinary item - diluted   $    . 30    $    . 20     $    . 65     $    . 36
Earnings per share - basic                               $    . 31    $    . 21     $    . 67     $    . 39
Earnings per share - diluted                             $    . 30    $    . 20     $    . 63     $    . 36
Weighted average shares outstanding - basic                 10,804        8,454        10,757         8,277
Weighted average shares outstanding - diluted               11,455        9,159        11,390         8,962


   See accompanying notes to Condensed Consolidated Financial Statements.

                            ULTIMATE ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                              (amounts in thousands)

                                                             Nine Months Ended
                                                                October 31,
                                                          -------------------------
                                                             2000         1999
                                                          -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities        $ (8,677)     $  9,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments available for sale         12,003             -
Purchases of property and equipment                         (18,089)       (4,348)
                                                          -----------  ------------
Net cash used in investing activities                        (6,086)       (4,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term bonds payable               (11,700)            -
Net proceeds (paydown) on revolving credit agreement         13,716       (13,188)
Proceeds from issuance of common stock                            -        30,744
Principal payments on term loans and capital lease
  obligations                                                  (309)         (422)
Proceeds from exercise of stock options                         473           229
                                                          -----------  ------------
Net cash provided by financing activities                     2,180        17,363
                                                          -----------  ------------
Net (decrease) increase in cash and cash equivalents        (12,583)       22,334

Cash and cash equivalents at beginning of period             17,311         4,421
                                                          -----------  ------------
Cash and cash equivalents at end of period                 $  4,728     $  26,755
                                                          ===========  ============

    See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                OCTOBER 31, 2000


1.   SIGNIFICANT ACCOUNTING POLICIES

     BACKGROUND

     Ultimate Electronics, Inc. is a leading specialty retailer of home entertainment and consumer electronics products. As of December 8, 2000, the Company operates thirty-six stores, including seventeen stores in Arizona, Idaho, Iowa, Nevada, New Mexico, Oklahoma, South Dakota and Utah under the trade name Ultimate Electronics, eleven stores in Colorado under the trade name SoundTrack and eight stores in Minnesota under the trade name Audio King.

     The Company's unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of individual consumers during the holiday selling season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000 and other filings with the Securities and Exchange Commission.

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

     NEW STORE OPENINGS

     On July 27, 2000 the Company entered the Phoenix, Arizona metropolitan area with two new stores. The Company opened two additional new Phoenix area stores on November 21, 2000 and December 6, 2000. The Company also opened a new store in Colorado Springs, Colorado on November 8, 2000.

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

           RESULTS OF OPERATIONS

           Sales for the three months ending October 31, 2000 increased 28% to $117.2 million from $91.9 million for the three months ending October 31, 1999. Sales for the nine months ending October 31, 2000 were $314.2 million, a 24% increase from sales of $254.3 million for the nine months ending October 31, 1999. Sales of comparable stores were up 12% and 15%, respectively, for the three and nine months ending October 31, 2000. Sales of new digital technology products such as HDTV, DVD and digital camcorders continued to be the primary drivers of the comparable store sales growth.

           Gross profit for the three months ending October 31, 2000 increased 35% to $37.7 million (32.2% of sales) from $27.9 million (30.4% of sales) for the three months ending October 31, 1999. Gross profit for the nine months ending October 31, 2000 increased 30% to $100.5 million (32.0% of sales) from $77.0 million (30.3% of sales) for the nine months ending October 31, 1999. The increase in gross profit was related to the change in the Company's extended warranty program as well as the strong sales in the digital categories listed above.

           Selling, general and administrative expenses for the three months ending October 31, 2000 were $32.3 million (27.5% of sales) compared to $24.4 million (26.6% of sales) for the three months ending October 31, 1999. Selling, general and administrative expenses for the nine months ending October 31, 2000 were $88.5 million (28.2% of sales) compared to $69.9 (27.5% of sales) for the nine months ending October 31, 1999. The increase in selling, general and administrative expenses as a percentage of sales was directly related to preopening costs for five new stores and one relocated store as well as variable costs associated with the higher margins.

           As further discussed in the Company's 10-K for the year ending January 31, 2000, the Company changed its accounting with respect to the recognition of revenues from the sale of obligor warranty contracts as a result of a November 1999 clarification made by the Securities and Exchange Commission. The Company gave retroactive effect to this change by restatement of its previously published financial statements beginning with fiscal year 1996 (refer to the Company's report on Form 8-K filed on February 11, 2000 for the impact of the restatement on prior periods).

           The Company recorded income from operations of $5.4 million (4.7% of sales) for the three months ending October 31, 2000 compared to income from operations of $3.5 million (3.8% of sales) for the three months ending October 31, 1999. Income from operations was $12.0 million (3.8% of sales) for the nine months ending October 31, 2000 compared to $7.1 million (2.8% of sales) for the nine months ending October 31, 1999.

           Net interest expense decreased to $29,000 and $75,000 for the three and nine months ending October 31, 2000 from $591,000 and $2.0 million for the three and nine months ending October 31, 1999. This decrease was partially due to lower average amounts outstanding under the Company's revolving line of credit. The Company used a portion of the proceeds from its secondary stock offering completed in October 1999 (the "1999 Offering") to pay off $6.8 million then outstanding under its line of credit on October 22, 1999. In addition, on March 31, 2000 the Company redeemed, in full, its 10.25% bonds which decreased interest expense compared to the prior year. Lastly, interest expense for the nine months ended October 31, 2000 was offset by $350,000 of interest income on the Company's investment portfolio acquired with proceeds from the 1999 Offering. The Company recorded $34,000 of interest income in the nine months ending October 31, 1999.

           Extraordinary loss on early extinguishment of debt of $254,000 (net of taxes) relates to the repayment, in full, of the Company's 10.25% bonds on March 31, 2000.

           LIQUIDITY AND CAPITAL RESOURCES

           Historically, the Company's primary sources of liquidity for funding expansion and growth have been net cash from operations, revolving credit lines, term debt and issuances of common stock. The Company's primary cash requirements are related to expenditures for new store openings and the relocation and/or remodeling of existing store locations. These expenditures include preopening expenses and additional inventory for new or relocated stores, as well as working capital to support the Company's inventory requirements and selling, general and administrative expenses. The Company currently operates a total of thirty-six stores in ten states.

           Net cash used in operating activities was $8.7 million for the nine months ending October 31, 2000 compared to net cash provided by operating activities of $9.3 million for the nine months ending October 31, 1999. The decrease in cash provided by operating activities was primarily the result of increased merchandise inventory levels in the current year to support the increased sales levels.

           Net cash used in investing activities was $6.1 million for the nine months ending October 31, 2000 compared to net cash used in investing activities of $4.3 million for the nine months ending October 31, 1999. During the first quarter of the current year, the Company received $12.0 in proceeds from the sale of an investment available for sale, which matured on March 29, 2000. The Company had capital expenditures of $18.1 million directly related to new store openings and the relocation and expansion of an existing store location during the nine months ended October 31, 2000 compared to capital expenditures of $4.3 million in the same period of the previous year.

           Net cash provided by financing activities was $2.2 million for the nine months ending October 31, 2000 compared to net cash provided by financing activities of $17.4 million for the nine months ending October 31, 1999. Net cash provided by financing activities for the current year related primarily to net borrowings on the Company's revolving line of credit which were partially offset by repayment, in full, of the Company's 10.25% bonds on March 31, 2000. Net cash provided by financing activities for the prior year were primarily the result of $30.7 million in proceeds from the Company's secondary stock offering offset by $13.2 million in revolving line of credit net paydowns.

            The Company intends to expand into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with 30,000 to 36,000 square foot stores. In certain smaller markets, the store size may be as small as 20,000 square feet. With the exception of the Thornton, Colorado facility, all current stores are leased. On July 27, 2000 the Company entered the Phoenix, Arizona metropolitan area with two new stores. The Company opened its third Phoenix area store on November 21, 2000 and a fourth store on December 6, 2000. The Company intends to open four additional stores in the Phoenix metropolitan area over the next twelve months. The Company also opened its second store in Colorado Springs, Colorado on November
            8, 2000. On September 11, 2000 the Company announced its entrance into the Oklahoma City, Oklahoma market with plans to open two new stores in the summer of fiscal 2002. On October 31, 2000 the company announced plans for six new stores in the St. Louis, Missouri area with three stores expected to open in fiscal 2002.

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

            On September 30, 1998, the Company executed a three year $40 million credit agreement, as amended, with Foothill Capital Corporation, a wholly owned subsidiary of Wells Fargo Bank. Borrowings under this revolving line of credit are limited to the lesser of $40 million or 80% of eligible inventory and a portion of accounts receivable. As of October 31, 2000, the entire $40 million facility was available to the Company, of which $13.7 million was outstanding. Borrowings bear interest, payable monthly, based on a blend of LIBOR plus 2% and Wells Fargo Bank's prime rate minus 0.375%. Inventories, accounts receivable, equipment and intangibles secure the borrowings. The facility includes negative covenants that limit the Company's ability to, without the bank's prior approval, and subject to various exceptions, incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase the Company's capital stock, issue guarantees, sell or engage in transactions with affiliates.

            The facility also contains covenants regulating the Company's gross margins, inventory levels, tangible net worth and capital expenditures. The Company was in compliance with all borrowing covenants as of October 31, 2000.

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

            SEASONALITY

            The Company's business is affected by seasonal consumer buying patterns. As is the case with many other retailers, the Company's sales and profits have been greatest in the fourth quarter (which includes the holiday selling season). Due to the importance of the holiday selling season, any factors negatively impacting the holiday selling season could have a material adverse impact on the Company's financial condition and results of operations. Operating results are dependent on a number of factors, including discretionary consumer spending, which is affected by local, regional and national economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates and taxation. The Company's quarterly results of operations may fluctuate significantly as a result of a number of factors, including:

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

           CASH AND CASH EQUIVALENTS. As of October 31, 2000, the Company had $4.7 million in non-restricted cash and cash equivalents held in various non-interest bearing accounts. Management considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents investments are readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any material loss with respect to its cash and cash equivalents as a result of interest rate changes, and the estimated fair value of its cash and cash equivalents approximates original cost.

           OUTSTANDING DEBT OF THE COMPANY. The Company had a $40 million revolving line of credit on October 31, 2000. Borrowings under the line of credit bear interest, payable monthly, based on a blend of LIBOR plus 2% and Wells Fargo Bank's prime rate minus 0.375%. Borrowings under this credit facility were $13.7 million as of October 31, 2000. Increases in interest rates could increase interest expense associated with future borrowings by the Company, if any. The Company has not hedged against interest rate changes.

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

           None

ITEM 5.    OTHER INFORMATION.

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits:

                   Documents filed with this report:

                   27         Financial Data Schedule


               (b) Reports on Form 8-K:

                   On September 15, 2000 the Company filed a report on Form 8-K disclosing under Item 5 that the Company's Board of Director's had approved on August 23, 2000 the amendment and restatement of its 2000 Equity Incentive Plan and its Employee Stock Purchase Plan.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Ultimate Electronics, Inc.




Date:  December 8, 2000         By:  /s/ Alan E. Kessock
     ------------------------      ---------------------------------
                                   Alan E. Kessock
                                   Senior Vice President, Chief Financial
                                   Officer, Secretary and a Director
                                   (Principal Financial and Accounting Officer)