Form 10-K
period 2001-01-31
ULTIMATE ELECTRONICS INC
filed 2001-04-30
CIK 911626

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                         COMMISSION FILE NUMBER 0-22532

                         ------------------------------

                           ULTIMATE ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     84-0585211
    (State or other jurisdiction of                      (I.R.S. employer
    incorporation or organization)                     identification no.)

    321 WEST 84TH AVENUE, SUITE A,                            80260
          THORNTON, COLORADO                                (Zip code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code (303) 412-2500

   Securities registered pursuant to Section 12(b) of the Act: NOT APPLICABLE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE

                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of April 27, 2001 was approximately $196,395,865. The number of outstanding shares of Common Stock as of April 27, 2001 was 10,956,065.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Stockholders for the fiscal year ended January 31, 2001 are incorporated by reference into Parts II and IV of this report. Portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held June 21, 2001 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

Ultimate Electronics, Inc. (the "Company") is a leading specialty retailer of consumer electronics and home entertainment products in Arizona, Colorado, Idaho, Iowa, Minnesota, Nevada, New Mexico, Oklahoma, South Dakota and Utah. The Company currently operates thirty-seven stores, including eighteen stores in Arizona, Idaho, Iowa, Nevada, New Mexico, Oklahoma, South Dakota and Utah under the trade name Ultimate Electronics, eleven stores in Colorado under the trade name SoundTrack and eight stores in Minnesota under the trade name Audio King. Founded in 1968, the Company grew to nine stores by 1993 and became a public company on October 15, 1993.

The Company strives to appeal to a wide range of customers with an emphasis on selling mid- to high-end products sold by a highly trained, knowledgeable, full-time sales force in a full service retail environment. The Company believes its stores enable it to differentiate itself from its national, regional and local competitors by:

    - focusing on audio, video, television, communication and mobile electronics products;

    - offering over 125 brands, including a majority of the most popular names and a large selection of limited-distribution, upscale brands and lines;

    - emphasizing products with the latest technology by dedicating significant resources to their promotion, advertising, merchandising and related product training;

    - offering Simple Solution packages created by the Company for home theater, mobile electronics and home computing to make purchasing sophisticated consumer electronics systems simple;

    - using an upscale, demonstration-oriented store format with an emphasis on presentation of large screen televisions, home audio, communications and mobile electronics;

    - featuring highly trained, knowledgeable, full-time sales associates and installation technicians; and

    - providing a complete menu of value-added services including repair service, home delivery and mobile and home installation by the Company's own technicians.

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

For the year ended January 31, 2001, sales were $484.4 million, a 26% increase from sales of $385.0 million for the prior year. Comparable store sales increased 13% for the year ended January 31, 2001 compared to a 16% increase in comparable store sales for the year ended January 31, 2000. Gross margins for the year were 31.4%, compared to 30.0% for the prior year.

BUSINESS STRATEGY

The Company's strategy is to position itself as the upscale, full-service consumer electronics alternative to its competitors and to satisfy consumer demand for increasingly sophisticated consumer electronics products, particularly in the core categories of audio, video, television, communication and mobile electronics products. Key elements of the Company's business strategy include:

    FOCUSING ON AUDIO, VIDEO, TELEVISION, COMMUNICATION AND MOBILE ELECTRONICS PRODUCTS. The Company focuses primarily on audio, video, television, communication and mobile electronics products, and provides its customers with a comprehensive and informative experience when making the decision to purchase consumer electronics products. The Company believes that this specialized focus enhances the reputation of its stores as being a premier place to purchase products in these core categories.

    OFFERING AN EXTENSIVE SELECTION OF MID- TO HIGH-END AUDIO AND VIDEO PRODUCTS. The Company offers over 4,100 items, representing over 125 brand names across a broad selection of audio and video products. A significant portion of these brands, such as Boston Acoustics, Denon, Krell, Martin Logan, Mitsubishi and Sony ES, are only available through select retailers. The Company believes its extensive selection helps customers make a better informed buying decision.

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

    USING AN UPSCALE, DEMONSTRATION-ORIENTED STORE FORMAT. The Company has developed an upscale, demonstration-oriented store format that showcases its merchandise and encourages its customers to fully experience its products. The Company believes that this format assists its customers in understanding the benefits of upscale products and new technology.

    TRAINING AND DEVELOPING A PREMIER SALES AND INSTALLATION TEAM. The Company believes that the quality and knowledge of its sales associates and installation technicians is critical to the Company's success and represents a significant competitive advantage. The Company also believes that its specialized training leads to a superior customer experience that stimulates sales of its products. The Company ensures that its sales associates receive comprehensive ongoing technical product and sales training prior to the Company's introduction of significant new products, which helps the Company maintain its new technology product leadership. The Company's installation technicians also receive comprehensive technical product and installation training.

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

    PROMOTING MERCHANDISE THROUGH DIFFERENTIATED MARKETING AND ADVERTISING. The Company recently redesigned its marketing program to create awareness of its comprehensive selection of mid- to high-end brand name merchandise sold at competitive prices. The Company's advertising strategy primarily uses newspaper, radio and targeted direct mail media. The cornerstone of the Company's direct mail campaign is an approximate 100 page full-color catalog published four times a year that emphasizes the breadth of its selection and new technology.

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

EXPANSION STRATEGY

The Company intends to continue to expand into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with 30,000 to 34,000 square foot stores. In certain smaller markets, the store size may be as small as 20,000 square feet. With the exception of the Thornton, Colorado facility, all current stores are leased. On July 27, 2000 the Company entered the Phoenix, Arizona metropolitan area with two new stores. The Company opened its third Phoenix area store on November 21, 2000 and a fourth store on December 6, 2000. The Company's fifth Phoenix area store opened on February 28, 2001. The Company expects to open three additional stores in the Phoneix metropolitan area over the next twelve months. The Company opened its second store in Colorado Springs, Colorado on November 8, 2000. On September 11, 2000 the Company announced its entrance into the Oklahoma City, Oklahoma market with plans to open two new stores in the summer of fiscal 2002. On October 31, 2000 the Company announced plans for six new stores in the St. Louis, Missouri area with two to four stores expected to open in fiscal 2002 and the balance in the following year.

The Company continues to analyze new store opportunities in existing markets to replace or expand some of its smaller locations. In May 2000 the Company relocated a 9,300 square foot store located in the Minneapolis/St. Paul area to a 35,600 square foot store. The Company expects to expand its Fort Collins, Colorado store from 16,600 to 22,000 square feet in fiscal 2002. The Company will be analyzing opportunities in the Minneapolis/St. Paul area over the next few years to relocate and/or expand a number of those locations.

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

MERCHANDISING

    PRODUCTS. The Company offers its customers a comprehensive selection of high quality, brand name audio, video, television, communication and mobile electronics products as well as a limited selection of home office products. This selection consists of over 4,100 SKU's, representing approximately 125 brand names. The Company offers customers a wide range of price points within each product category, with the greatest depth in middle to higher priced items. Within its product categories, the Company carries and actively promotes new models as they become available. The Company does not carry home appliances or software. During the second quarter of fiscal 1999, the Company significantly reduced its computer assortment, concentrating on a limited number of computer packages emphasizing Sony personal computers and Canon printers.

The following table, which is derived from the Company's internal sales records, indicates the percentage of sales in each major product group for the Company's last three fiscal years. The percentages include installation and other services in these categories. Historical percentages may not be indicative of the Company's future product mix.

                                                              FISCAL YEAR ENDED JANUARY 31,
                                                            ---------------------------------
PRODUCT CATEGORY                                              2001        2000        1999
----------------                                            ---------   ---------   ---------
Television/DBS                                                 33%         31%         31%
Audio                                                          22%         24%         24%
Video/DVD                                                      18%         17%         15%
Mobile                                                         10%         12%         13%
Home Office                                                     5%          6%          7%
Other                                                          12%         10%         10%

Audio includes home audio products as well as portable audio. Mobile includes car audio, car security and wireless communications. Video/DVD includes VCRs and Camcorders. Other includes installation services, repair services, net commissions on extended service contracts and furniture.

    PRICING. The Company emphasizes competitive pricing on high visibility items and reinforces this strategy with extensive advertising. The Company monitors pricing at competing stores on a weekly basis through pricing surveys. The Company's commitment to offering competitive prices is supported by its "60-day price guarantee," under which the Company refunds 110% of the difference between the original purchase price and any locally available lower price for the same item under the same purchase conditions. Sales and other special events, which the Company conducts from time to time, may have lower than normal prices on selected products and product categories.

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

During the fiscal year ended January 31, 2001, the Company's ten largest suppliers accounted for approximately 70% of the merchandise purchased by the Company. Three of the Company's suppliers, Sony, Panasonic and Mitsubishi, accounted for approximately 46% of its merchandise mix. The master agreements under which the Company operates with each of its suppliers are normally terminable upon 30 to 60 days notice by either party. The Company does not have commitments of longer than one year with the majority of its product suppliers, as is customary in the industry.

STORE OPERATIONS

    STORES. The Company currently operates thirty-seven stores, comprised of eighteen Ultimate Electronics stores in Arizona, Idaho, Iowa, Nevada, New Mexico, Oklahoma, South Dakota and Utah, eleven SoundTrack stores in Colorado and eight Audio King stores in Minnesota. Of these thirty-seven stores, twenty-four are larger format stores and the balance are smaller format stores.

While the Company's twenty-four larger stores vary in size from approximately 22,200 to 50,500 square feet, the Company's current prototype store generally ranges from 30,000 to 34,000 square feet, with approximately 55% to 65% of the square footage devoted to selling space. The remaining space is dedicated to a car audio installation facility, a store warehouse, general office space and, in selected stores, a service facility. This store format emphasizes mid- to high-end products, and features multiple home audio and car demonstration rooms, multiple home theater settings, extensive portable electronics displays and an area displaying 35 to 45 projection televisions. Each of these stores has displays designed to provide the customer with a full spectrum of the Company's products, installation of mobile electronics, a home theater planning center and two automobiles equipped with the latest in car audio and video, car security and navigational products.

Twelve of the Company's stores range in size from approximately 10,000 to 20,700 square feet, with approximately 60% to 65% of the square footage devoted to selling space. These stores generally contain the same products and services available at the Company's large format stores except that they typically contain fewer large screen televisions and fewer demonstration rooms for home and mobile electronics. The Company may relocate and/or expand a number of these stores as opportunities become available. The Company also operates a 3,900 square foot mall-based store that it acquired as part of the 1997 merger with Audio King.

    DISTRIBUTION. The Company currently distributes products to all of its stores from a 175,000 square foot warehouse located in Thornton, Colorado, a suburb of Denver. All of the Company's stores in Colorado are located within approximately 75 miles of this warehouse. For stores over 100 miles away from Denver, the Company uses contract carriers for distribution from its warehouse. During fiscal 2001, the Company began a warehouse expansion and warehouse management system implementation project. Phase I of the project, scheduled for completion in May 2001, includes the installation of warehouse management system software and the reconfiguration of the existing warehouse space. Phase II of the project, scheduled for completion in October 2001, will increase the size of the existing warehouse by 51,000 square feet. Expenditures on this project as of January 31, 2001 equaled approximately $3.0 million. The Company anticipates total expenditures to equal approximately $8.0 to $8.5 million.

    MANAGEMENT INFORMATION SYSTEMS. The Company's management information system, using proven third party software, was installed in August 1990 and has been upgraded with enhancements nearly every subsequent year. In addition, the system runs on Unix-based Hewlett-Packard computer hardware which will be upgraded to accommodate future growth. This system's software was successfully upgraded during calendar year 1999 to be Year 2000 compliant, and is expected to support the Company's current anticipated growth. This on-line system connects all of the Company's facilities through digital phone lines which allows sales consultants to determine the location of all of the Company's inventory at any time. New signage can be generated on a daily basis.

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

Virtually all merchandise purchased from the Company may be taken to any of the Company's stores for repair, whether or not the product is under the manufacturer's warranty or an extended service contract. In order to provide maximum service to its customers, the Company has regional service centers in Albuquerque, Boise, Denver, Des Moines, Davenport, Las Vegas, Minneapolis, Phoenix, Salt Lake City and Tulsa. Two of the Company's service facilities, located at its distribution centers in Thornton and Minneapolis, provide backup for the Company's other regional service centers. The Company employs approximately 150 employees in connection with its service business. Each service department is staffed with product specialists capable of making complex repairs. In addition, the Company operates a fleet of approximately 200 customer service vehicles to provide in-home repair and delivery, installation and setup of home satellites, home theater components and televisions.

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

The Company has a private label credit card which is financed, operated and serviced by a third party (the "Finance Company"). The Company entered into an agreement with the Finance Company whereby the Finance Company retains all credit risk associated with the private label credit card. In addition, certain manufacturers sponsor their own private label credit cards. These arrangements permit the Company to provide its customers with financing promotions, including interest-free and deferred payments, without using the Company's working capital. During fiscal 2001, approximately 27% of the Company's sales were purchased through these private label and manufacturer sponsored credit cards.

COMPETITION

The Company operates in a highly competitive and price sensitive industry. The principal competitive factors in the consumer electronics industry are breadth of product selection, price, store location and customer service. The Company faces competition from large national chains, numerous smaller specialty stores and consumer electronics departments of many department, discount, and home improvement stores. The Company considers its primary competitors to include consumer electronics retailers such as Best Buy and Circuit City as well as mass merchants such as Sears, Wal-Mart and Target. The Company competes with Circuit City in every market except Iowa, Sioux Falls, South Dakota and Rochester, Minnesota. The Company competes with Best Buy in every market except Utah and Idaho. The Company expects to compete with both Best Buy and Circuit City in each of its other markets at some point in the future. The Company's primary competitors have greater financial and other resources than the Company. There can be no assurance that the Company's operating results will not be adversely affected in fiscal 2002 and beyond by such competition. In addition, if such competitors seek to gain or retain market share by reducing prices, the Company may be required to reduce its prices, thereby reducing gross margins and profits. Further, as the Company expands into markets where the Company's name may not be recognized, its success will depend in part on its ability to compete with established and future competitors in such markets.

EMPLOYEES

As of January 31, 2001, the Company employed approximately 2,400 persons, approximately 2,100 of whom were store, customer delivery or service employees and approximately 300 of whom were main warehouse or corporate personnel. The Company considers its employee relations to be good. Most employees, other than corporate and store support personnel, are paid pursuant to a flexible pay plan. The Company believes that it provides working conditions and wages that compare favorably with those of other companies within the industry. The Company's employees do not have a collective bargaining agreement.

SERVICE MARKS

Ultimate Electronics-Registered Trademark-, SoundTrack-Registered Trademark-, Audio King-Registered Trademark-, Fast Trak-Registered Trademark-, Big Names. Little Prices. Guaranteed-Registered Trademark-, Simple Solution(SM), Dashboard-Registered Trademark-, Ultimate Electronics Express(SM) and Affordable Portable-Registered Trademark- are service marks of the Company.

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

We estimate that the average cash investment, including preopening costs, costs of tenant improvements and inventory (net of payables), required to open a store to be approximately $3.3 million. However, the actual cost of opening any particular store may be significantly greater than this current estimate. We may need to seek additional debt and/or equity financing in order to fund our continued expansion beyond fiscal 2002, depending on the number of stores we actually open and the actual preopening costs. Any such debt or equity financing may not be available on terms acceptable to us, if at all.

WE FACE SIGNIFICANT COMPETITION FROM NATIONAL, REGIONAL AND LOCAL CONSUMER ELECTRONICS RETAILERS AND MAY EXPERIENCE HEIGHTENED COMPETITION FROM INTERNET RETAILERS

The retail consumer electronics industry is highly competitive. We currently compete against a diverse group of retailers, including several national, regional and local merchants and appliance/electronics superstores, such as Best Buy and Circuit City, which sell, among other products, audio and video consumer electronics products similar and often identical to those we sell. Each of our stores competes directly with either a Best Buy or a Circuit City, and the majority of our stores compete with both. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of consumer electronics products that we sell. Some of our competitors have financial resources that are substantially greater than ours and may be able to purchase inventory at lower costs, initiate and sustain predatory price competition and better sustain economic downturns. In addition, other appliance/electronic superstores, warehouse clubs, home improvement retailers and mass merchants selling consumer electronics, such as Sears, Wal-mart and Target, are continuing to expand their geographic markets, and such expansion may increase price competition and reduce gross margins within those markets.

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

BECAUSE WE EXPERIENCE SEASONAL FLUCTUATIONS IN OUR SALES, OUR QUARTERLY RESULTS WILL FLUCTUATE AND OUR ANNUAL RESULTS COULD BE BELOW EXPECTATIONS

Seasonal consumer shopping patterns affect our business. Our fourth fiscal quarter includes the holiday shopping season and has historically contributed, and is expected to continue to represent, a substantial portion of our sales, income from operations and net income for our entire fiscal year. Any factors negatively affecting Ultimate Electronics during the fourth quarter of any year, including adverse weather or unfavorable economic conditions, would have a material adverse effect on our results of operations for the entire year. More generally, our quarterly results of operations and financial condition may fluctuate based upon such factors as:

    - the timing of new store openings and store relocations and/or expansions;

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

OUR LIMITED GEOGRAPHICAL DISPERSION MAY REDUCE OUR ABILITY TO WEATHER ADVERSE MARKET EVENTS

Ultimate Electronics currently operates 37 stores in ten states in the Rocky Mountain, Midwest and Southwest regions of the United States. We are vulnerable to adverse market events in these locations including weather-related conditions, regional competition and unfavorable economic conditions.

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

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD IMPAIR OUR NAME AND REPUTATION

Ultimate Electronics-Registered Trademark-, Audio King-Registered Trademark-, Fast Trak-Registered Trademark-, SoundTrack-Registered Trademark- and Big Names. Little Prices. Guaranteed.-Registered Trademark- are federally registered trademarks and service marks owned by Ultimate Electronics, Inc., Simple Solution-SM- and Ultimate Electronics Express-SM- are also service marks owned by Ultimate Electronics, Inc. for which there are pending applications for federal registration. The Ultimate SoundTrack is a registered trademark in the State of Colorado and Audio King and Fast Trak are registered trademarks in the State of Minnesota that are owned by Ultimate Electronics, Inc. We actively protect our rights associated with our portfolio of marks to ensure that the quality associated with them and the value of our proprietary rights are maintained. Our marks, however, may not be effective to protect our intellectual property rights, and infringement or invalidity claims may be asserted by third parties in the future. Any such assertions, if proven to be true, could have a material adverse effect on our operational results and financial condition.

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

ITEM 2.  PROPERTIES

As of January 31, 2001, the Company operated eleven stores in Colorado, eight stores in Minnesota, four stores in Arizona, four stores in Utah, three stores in Iowa, two stores in Las Vegas, Nevada and one store each in Albuquerque, New Mexico, Boise, Idaho, Tulsa, Oklahoma and Sioux Falls, South Dakota. A fifth Arizona store location was opened in February 2001. Each store, other than the store located in Thornton, Colorado, is leased. The following table sets forth data regarding the Company's store locations.

                                          CALENDAR YEAR   LATEST YEAR    APPROXIMATE    APPROXIMATE       LEASE
                                           ORIGINALLY     REMODELED OR      TOTAL      RETAIL SELLING   EXPIRATION
CURRENT STORE LOCATIONS                      OPENED        RELOCATED     SQUARE FEET    SQUARE FEET      DATE (1)
-----------------------                   -------------   ------------   -----------   --------------   ----------
ARIZONA:
845 N. 54th Street, Bldg. C
Chandler, AZ                                  2000            N/A           33,500          20,500         2030
2820 W. Chandler Blvd.
Chandler, AZ                                   (2)            N/A           33,000          23,400         2031
17510 N. 75th Ave.
Glendale, AZ                                  2000            N/A           34,800          22,200         2030
4529 E. Thomas Road
Phoenix, AZ                                   2000            N/A           33,800          21,200         2016
2750 W. Peoria Ave.
Phoenix, AZ                                   2000            N/A           28,000          19,500         2030
COLORADO:
6490 Wadsworth Blvd.
Arvada, CO                                    1968           1991           14,500           9,500         2006
1955 28th Street
Boulder, CO                                   1985           1996           34,700          20,300         2047
1230 N. Academy Blvd.
Colorado Springs, CO                          1989            N/A           14,900           9,800         2002
7207 N. Academy Blvd.
Colorado Springs, CO                          2000            N/A           34,800          23,300         2026
1370 S. Colorado Blvd.
Denver, CO                                    1976           1994           31,600          16,700         2009
9657 E. County Line Rd.
Englewood, CO                                 1983           1997           41,300          23,000         2027
4606 S. Mason St.
Fort Collins, CO                              1990            (3)           16,600           8,400         2005
14391 W. Colfax Ave.
Lakewood, CO                                  1997            N/A           40,400          23,000         2028
8262 S. University Blvd.
Littleton, CO                                 1986           1998           16,600           9,900         2007
8196 W. Bowles Ave.
Littleton, CO                                 1984           1996           39,100          22,600         2027
321 W. 84th Ave.
Thornton, CO                                  1985           1996           40,300          25,900          N/A
IDAHO:
1085 N. Milwaukee Ave.
Boise, ID                                     1995            N/A           37,800(4)       19,500         2025
IOWA:
4701 1st Ave. Southeast
Cedar Rapids, IA                              1995           1997           15,400          10,300         2035
3800 E. 53rd Ave.
Davenport, IA                                 1999            N/A           38,000(4)       21,400         2029
4100 Merle Hay Rd.
Des Moines, IA                                1994           1997           20,700(4)       12,200         2019
MINNESOTA:
5939 John Martin Dr.
Brooklyn Center, MN                           1980           1997           15,000           9,200         2023

  CONTINUED ON PAGE 14

                                          CALENDAR YEAR   LATEST YEAR    APPROXIMATE    APPROXIMATE       LEASE
                                           ORIGINALLY     REMODELED OR      TOTAL      RETAIL SELLING   EXPIRATION
CURRENT STORE LOCATIONS                      OPENED        RELOCATED     SQUARE FEET    SQUARE FEET      DATE (1)
-----------------------                   -------------   ------------   -----------   --------------   ----------
MINNESOTA (CONTINUED):
14232 Burnhaven Dr.
Burnsville, MN                                1979           1999           17,300          10,100         2017
8401 Tamarack Rd.
Woodbury, MN                                  1989           2000           35,600          23,100         2032
12350 Wayzata Blvd.
Minnetonka, MN                                1977           1997           15,000           9,100         2023
103 Apache Mall
Rochester, MN                                 1986            N/A            3,900           2,700         2000
1723 W. County Rd. B-2
Roseville, MN                                 1977           1997           17,400          11,300         2035
7435 France Ave.
South Edina, MN                               1974           1997           28,200          17,900         2025
2716 Division St.
St. Cloud, MN                                 1987            N/A           10,000           7,100         2011
NEVADA:
2555 E. Tropicana Ave.
Las Vegas, NV                                 1995            N/A           37,300(4)       17,900         2035
741 S. Rainbow Blvd.
Las Vegas, NV                                 1994            N/A           31,500          17,600         2024
NEW MEXICO:
3821 Menaul Blvd., N.E.
Albuquerque, NM                               1994            N/A           37,100(4)       17,700         2014
OKLAHOMA:
10021 E. 71st St.
Tulsa, OK                                     1995            N/A           50,500(4)       30,400         2026
SOUTH DAKOTA:
3800 South Louise Ave.
Sioux Falls, SD                               1999            N/A           22,200          14,400         2015
UTAH:
879 W. Hill Field Rd.
Layton, UT                                    1995            N/A           34,400          18,600         2025
6284 S. State St.
Murray, UT                                    1994            N/A           32,200          18,000         2024
1375 S. State St.
Orem, UT                                      1993            N/A           32,900          17,100         2010
1130 E. Brickyard Rd.
Salt Lake City, UT                            1993            N/A           33,400          18,200         2013

------------------------------

(1)     Including renewal options.

(2)     This store opened February 28, 2001.

(3)     The Company expects to expand this store in fiscal 2002.

(4)     Includes regional service center.

Construction of the Company's main warehouse, business office, service center and store location in Thornton, Colorado, financed by the proceeds from the sale of $13.0 million aggregate principal amount of 10.25% first mortgage bonds, was completed in April 1996. The bonds were fully redeemed on March 31, 2000 with a portion of the proceeds of the October 1999 common stock offering. The Thornton facility, in addition to the retail store noted in the table above, is comprised of 175,000 square feet of warehouse space, 48,000 square feet for the Company's business offices and 21,000 square feet devoted to a service department. The Company recently purchased 8.6 acres of land just north of its existing headquarters and distribution facility for potential future expansion of such facilities or future sale. The Company leases a 45,000 square foot facility in Minneapolis, Minnesota that it uses as a training center, office space and service center for the greater Minneapolis/St. Paul area and warehouse space for its delivery department. The Company leases an 8,500 square foot service center in Salt Lake City, Utah. Additionally, the Company leases both of its store locations in Colorado Springs, Colorado and its store location in Fort Collins, Colorado from an affiliated party. The Company is also in the process of negotiating leases to relocate stores and is analyzing lease opportunities in new markets (see "Business - Expansion Strategy" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources").

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings. The Company is, however, involved in various routine claims and legal actions which arise in the ordinary course of business. Management of the Company intends to vigorously defend these claims and believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

    Certain information required by Part II is incorporated by reference into this Report from the Company's 2001 Annual Report to Stockholders (the "2001 Annual Report to Stockholders"), which report is attached hereto as Exhibit 13. Only those sections of the 2001 Annual Report to Stockholders that specifically address the items set forth herein are incorporated by reference.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The sections labeled "Stock Listing," "Price Per Share Information" and "Dividend Policy" appearing on the inside back cover of the 2001 Annual Report to Stockholders is incorporated herein by reference. As of April 27, 2001, there were approximately 500 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

The section labeled "Selected Financial Data" appearing in the 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    OUTSTANDING DEBT OF THE COMPANY. As of January 31, 2001, the Company had outstanding debt of approximately $7.3 million under its $40 million revolving line of credit agreement. The Company borrows under its $40 million revolving line of credit for general corporate purposes, capital expenditures and other purposes related to expansion of the Company's capacity. Borrowings under the revolving line of credit agreement bear interest based on a blend of LIBOR plus 2% and Wells Fargo Bank's prime rate minus 0.375%. A hypothetical 10% decrease in interest rates would not have a material impact on the Company. Increases in interest rates could, however, increase interest expense associated with future borrowings by the Company, if any. The Company has not hedged against interest rate changes.

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

    CASH AND CASH EQUIVALENTS.  As of January 31, 2001, the Company had
$3.0 million in cash and cash equivalents, which was not restricted, in various non-interest bearing accounts. Management considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. All cash and cash equivalent investments are readily convertible to known amounts of cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any material loss with respect to its cash and cash equivalents as a result of interest rate changes, and the estimated fair value of its cash and cash equivalents approximates original cost.

    INVESTMENTS AVAILABLE FOR SALE. As of January 31, 2001, the Company had no investments available for sale. At January 31, 2000, the Company had investments available for sale that had an original cost and fair market value of approximately $12.0 million. The investments available for sale consisted of U.S. government treasury discount notes with an interest rate of 5.6%. The U.S. government treasury discount notes matured on March 29, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and financial statements included in the Company's 2001 Annual Report to Stockholders are incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this Report:

    1. FINANCIAL STATEMENTS: The following financial statements of the Company included in the Registrant's 2001 Annual Report to Stockholders are incorporated by reference into Item 8:

       - Consolidated Statements of Income for the fiscal years ended January 31, 2001, 2000 and 1999.

       - Consolidated Balance Sheets at January 31, 2001 and 2000.

       - Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 2001, 2000 and 1999.

       - Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2001, 2000 and 1999.

       - Notes to Consolidated Financial Statements.

    2. FINANCIAL STATEMENT SCHEDULES: The following financial statement schedule for the fiscal years ended January 31, 2001, 2000 and 1999 is filed as part of this Form 10-K:

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

    3. EXHIBITS: The following exhibits are filed pursuant to Item 601 of Regulation S-K.

                        EXHIBIT #                     DESCRIPTION OF EXHIBITS
                        ---------                     -----------------------
                            3.1     Amended and Restated Certificate of Incorporation of the
                                    Company. (1)

                            3.2     Amendment to Amended and Restated Certificate of
                                    Incorporation of the Company. (2)

                            3.3     Bylaws of the Company. (1)

                            4.1     Rights Agreement, dated as of January 31, 1995, by and
                                    between the Company and Norwest Bank Minnesota, National
                                    Association, as rights agent. (3)

                            4.2     Amendment No. 1, dated as of January 31, 1995, to the Rights
                                    Agreement, dated as of January 31, 1995, by and between the
                                    Company and Norwest Bank Minnesota, N.A., as rights agent.
                                    (4)

                           10.1     Lease Agreement, dated April 1, 1989, between the Registrant and William J. and Barbara A. Pearse. (1)

                           10.2     Lease Agreement, dated October 13, 1989, between the
                                    Registrant and William J. and Barbara A. Pearse. (1)

                           10.3     Lease Agreement, dated February 28, 2001 between the
                                    Registrant and Pearse Investment Company, L.L.L.P., an
                                    entity controlled by William J. and Barbara A. Pearse. **

                           10.4     Form of Authorized Dealer Agreement between the Registrant and Panasonic Communications and Systems Company, a Division
                                    of Matsushita Electric Corporation of America. (1)

                           10.5     Form of Sony Corporation of America Consumer Sales Company
                                    Dealer Agreement between the Registrant and Sony Consumer
                                    Sales Company, a division of Sony Corporation of America.
                                    (1)

                           10.6     Dealer Agreement by and between Mitsubishi Electronics
                                    America, Inc. and Ultimate Electronics, Inc. dated as of
                                    February 27, 1996 and Letter dated June 30, 1999 renewing
                                    said agreement. (2)

                           10.7     Employee Stock Option Plan. (1)

                           10.8     Non-employee Directors' Stock Option Plan. (5)

                           10.9     1997 Equity Incentive Plan. (6)

                          10.10     Amended and Restated 2000 Equity Incentive Plan (7)

                          10.11     Amended and Restated Employee Stock Purchase Plan. (7)

                        EXHIBIT #                     DESCRIPTION OF EXHIBITS
                        ---------                     -----------------------
                          10.12     Ultimate Electronics, Inc. Rule 401(k) Benefit Plan. (1)

                          10.13     Form of Confidentiality and Non-Competition Agreement. (5)

                          10.14     Purchase and Sale Agreement, dated May 2, 1995, between the
                                    Company and Cirque Property L.C. (4)

                          10.15     Commercial Promissory Note and Security Agreement between
                                    the Company and Colorado National Leasing, Inc., dated
                                    February 28, 1996. (8)

                          10.16     Credit Agreement between Ultimate Electronics, Inc. and
                                    Foothill Capital Corporation, dated September 30, 1998. (9)

                          10.17     First Amendment to Credit Agreement between Ultimate
                                    Electronics, Inc. and Foothill Capital Corporation, dated
                                    September 24, 1999. (2)

                          10.18     Second Amendment to Credit Agreement between Ultimate
                                    Electronics, Inc. and Foothill Capital Corporation, dated
                                    February 22, 2000. (10)

                          10.19     Ultimate Electronics, Inc. Form of Change of Control
                                    Agreement dated June 27, 1997 with each of William J.
                                    Pearse, J. Edward McEntire, David J. Workman, Alan E.
                                    Kessock and Neal A. Bobrick. (11)

                             13     Company's 2001 Annual Report to Stockholders. **

                           23.1     Consent of Independent Auditors. **

(b)     Reports on Form 8-K:

       None.

----------------------------------

  ** Filed herewith

 (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.

 (2) Incorporated by reference to the Registration Statement on Form S-3/A (File No. 333-87341), filed with the Commission on September 29, 1999.

 (3) Incorporated by reference to the Company's Form 8-K filed with the Commission on February 10, 1995.

 (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended April 30, 1995.

 (5) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on October 7, 1993.

 (6) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-43049), filed with the Commission on December 23, 1997.

 (7) Incorporated by reference to the Company's Form 8-K filed with the Commission on September 15, 2000.

 (8) Exhibit filed with the Company's Form 10-K Annual Report for the fiscal year ended January 31, 1996, and incorporated herewith by reference.

 (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1998.

 (10) Exhibit filed with the Company's Form 10-K Annual Report for the fiscal year ended January 31, 2000, and incorporated herewith by reference.

 (11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Thornton, State of Colorado, on this 30th day of April, 2001.

ULTIMATE ELECTRONICS, INC.

By:   /s/ J. EDWARD MCENTIRE
      -----------------------------------------------------
      J. Edward McEntire
      CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ WILLIAM J. PEARSE                                       Date:    April 30, 2001
      -----------------------------------------------------
      William J. Pearse
      CHAIRMAN OF THE BOARD AND A DIRECTOR

By:   /s/ J. EDWARD MCENTIRE                                      Date:    April 30, 2001
      -----------------------------------------------------
      J. Edward McEntire
      CHIEF EXECUTIVE OFFICER AND A DIRECTOR
      (PRINCIPAL EXECUTIVE OFFICER)

By:   /s/ DAVID J. WORKMAN                                        Date:    April 30, 2001
      -----------------------------------------------------
      David J. Workman
      PRESIDENT, CHIEF OPERATING OFFICER
      AND A DIRECTOR

By:   /s/ ALAN E. KESSOCK                                         Date:    April 30, 2001
      -----------------------------------------------------
      Alan E. Kessock
      SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER,
      SECRETARY AND A DIRECTOR
      (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

By:   /s/ ROBERT W. BEALE                                         Date:    April 30, 2001
      -----------------------------------------------------
      Robert W. Beale
      DIRECTOR

By:   /s/ RANDALL F. BELLOWS                                      Date:    April 30, 2001
      -----------------------------------------------------
      Randall F. Bellows
      DIRECTOR

By:   /s/ LARRY D. STRUTTON                                       Date:    April 30, 2001
      -----------------------------------------------------
      Larry D. Strutton
      DIRECTOR

                          SELECTED FINANCIAL DATA (1)
              (in thousands, except per share and operating data)

                                                                               YEAR ENDED JANUARY 31,
                                                                               ----------------------
                                                            2001          2000          1999          1998          1997
CONSOLIDATED INCOME STATEMENT DATA (2):                  -----------   -----------   -----------   -----------   -----------

Sales                                                    $   484,408   $   384,983   $   328,907   $   298,231   $   254,491
Cost of goods sold                                           332,074       269,496       233,413       217,726       187,028
                                                         -----------   -----------   -----------   -----------   -----------
Gross profit                                                 152,334       115,487        95,494        80,505        67,463
Selling, general and administrative expenses                 128,414        99,922        88,104        77,599        63,953
                                                         -----------   -----------   -----------   -----------   -----------
Income from operations                                        23,920        15,565         7,390         2,906         3,510
Interest expense, net                                            144         2,087         3,957         3,985         3,210
                                                         -----------   -----------   -----------   -----------   -----------
Income (loss) before taxes and extraordinary item             23,776        13,478         3,433        (1,079)          300
Income tax expense (benefit)                                   8,915         5,051         1,273          (405)          112
                                                         -----------   -----------   -----------   -----------   -----------
Income (loss) before extraordinary item                       14,861         8,427         2,160          (674)          188
Extraordinary loss on early extinguishment of debt,
 net of taxes                                                    254             -             -             -             -
                                                         -----------   -----------   -----------   -----------   -----------
Net income (loss)                                        $    14,607   $     8,427   $     2,160   $      (674)  $       188
                                                         ===========   ===========   ===========   ===========   ===========
Earnings (loss) per share before extraordinary item -
 basic                                                   $      1.38   $       .95   $       .27   $      (.09)  $       .03
Earnings (loss) per share before extraordinary item -
 diluted                                                 $      1.30   $       .88   $       .26   $      (.09)  $       .03
Earnings (loss) per share - basic                        $      1.35   $       .95   $       .27   $      (.09)  $       .03
Earnings (loss) per share - diluted                      $      1.28   $       .88   $       .26   $      (.09)  $       .03
Weighted average shares outstanding - basic                   10,792         8,858         8,150         7,626         6,995
Weighted average shares outstanding - diluted                 11,421         9,553         8,317         7,626         7,125

OPERATING DATA (1):

Number of stores open at end of period                            36            31            30            30            18
Inventory turns (3)                                              4.9           5.2           4.9           4.7           4.6
Average sales per store open during
 the entire period presented (4)                         $13,694,000   $12,200,000   $10,372,000   $12,914,000   $13,582,000
Retail sales per weighted average
 square foot of selling space                            $       924   $       851   $       711   $       742   $       884
Comparable store sales growth (5)                                13%           16%            2%           (6%)         (16%)

CONSOLIDATED BALANCE SHEET DATA (1):

Working capital                                          $    42,326   $    50,926   $    25,205   $     4,334   $    26,959
Total assets                                                 174,020       160,029       122,304       125,483       104,854
Long-term debt (6)                                                 -        11,718        26,518        13,642        31,165
Capital lease obligations (6)                                  1,659         1,760         1,841         2,049         1,007
Total stockholders' equity                                   105,970        88,872        43,528        41,325        39,130

This table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto.

(1) All selected financial data for fiscal years 1997 through 1999 have been restated. Please refer to the Company's 8-K filing dated February 11, 2000.

(2) On June 27, 1997, the Company completed a merger in which the Company acquired all of the outstanding shares of Audio King Corporation. The transaction was accounted for as a purchase, and as such, the results of operations since the acquisition date are included in the consolidated financial statements.

(3)     Calculated based upon the average of end-of-month inventory levels.

(4) Excludes direct sales from the Company's insurance replacement/commercial division.

(5) Comparable store sales are for stores open at least 13 months and exclude recently relocated and expanded stores for 13 months after their completion date.

(6)     Less current portions.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS

The following table is derived from the Company's Consolidated Statements of Income for the periods indicated and presents the results of operations as a percentage of sales.

                               PERCENTAGE OF SALES
                               FOR THE YEARS ENDED
                                   JANUARY 31,
                          ------------------------------
                            2001       2000       1999
                          --------   --------   --------
Sales                      100.0%     100.0%    100.0%
Cost of goods sold          68.6       70.0      71.0
                           -------    -------   --------
Gross profit                31.4       30.0      29.0
Selling, general and
  administrative
  expenses                  26.5       26.0      26.7
                           -------    -------   --------
Income from operations       4.9        4.0       2.3
Interest expense, net        -          0.5       1.2
                           -------    -------   --------
Income before taxes          4.9        3.5       1.1
Income tax expense           1.8        1.3       0.4
                           -------    -------   --------
Net income                   3.1%       2.2%      0.7%
                           =======    =======   ========

FISCAL 2001 COMPARED TO FISCAL 2000

For the year ended January 31, 2001, sales were $484.4 million, a 26% increase from sales of $385.0 million for the prior year. Comparable store sales increased 13% for the year ended January 31, 2001 compared to a 16% increase in comparable store sales for the year ended January 31, 2000.

Gross profit in fiscal 2001 increased 32% to $152.3 million (31.4% of sales) from $115.5 million (30.0% of sales) in fiscal 2000. The improvement in gross profit was due primarily to the following:

- increased sales of new digital technology products;

- margin improvements in almost every product category, partially offset by a lower mix of higher margin categories such as audio and mobile electronics;

- increased sales of installation services; and

- amortization of warranty income in the amount of $5.7 million (1.1% of sales).

Selling, general and administrative expenses in fiscal 2001 increased 29% to $128.4 million (26.5% of sales) from $99.9 million (26.0% of sales) in fiscal 2000. The increase in selling, general and administrative expenses as a percentage of sales was directly related to selling costs associated with the amortization of warranty income (0.5% of sales).

As a result of the foregoing, income from operations increased 54% to $23.9 million (4.9% of sales) from $15.6 million (4.0% of sales) in fiscal 2000.

Net interest expense for fiscal 2001 decreased to $144,000 from $2.1 million in fiscal 2000. This decrease was primarily due to the Company's redemption of its outstanding bonds payable in March 2000 (see "Liquidity and Capital Resources") along with lower average amounts outstanding under the Company's revolving line of credit.

The Company's effective tax rate of 37.5% in fiscal 2001 was the same as the prior year.

FISCAL 2000 COMPARED TO FISCAL 1999

For the year ended January 31, 2000, sales were $385.0 million, a 17% increase from sales of $328.9 million for the prior year. Comparable store sales increased 16% for the year ended January 31, 2000.

Gross profit in fiscal 2000 increased 21% to $115.5 million (30.0% of sales) from $95.5 million (29.0% of sales) in fiscal 1999. The improvement in gross profit was due primarily to the following:

- increased sales of new digital technology products;

- increased inventory turns to 5.2 compared to 4.9 in the prior year;

- a 116% increase in DVD sales at slightly higher margins; and

- increased sales of accessories and furniture.

Selling, general and administrative expenses in fiscal 2000 increased 13% to $99.9 million (26.0% of sales) from $88.1 million (26.7% of sales) in fiscal 1999. The decrease in selling, general and administrative expenses as a percentage of sales resulted primarily from leveraging fixed expenses against the 16% comparable store sales growth.

As a result of the foregoing, income from operations more than doubled in fiscal 2000, increasing to $15.6 million (4.0% of sales) from $7.4 million (2.3% of sales) in fiscal 1999.

Net interest expense for fiscal 2000 decreased to $2.1 million from $4.0 million in fiscal 1999. This decrease was primarily due to lower average amounts outstanding under the Company's revolving line of credit. The Company used a portion of the proceeds from its secondary stock offering completed in October 1999 (the "1999 Offering") to pay off $6.8 million then outstanding under its line of credit on October 22, 1999. In addition, interest expense was offset by $0.4 million of interest income on the Company's investment portfolio acquired with proceeds from the 1999 Offering.

The Company's effective tax rate of 37.5% in fiscal 2000 increased slightly from the 37.2% effective tax rate in fiscal 1999 primarily due to increased permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary sources of liquidity for funding expansion and growth have been net cash from operations, revolving credit lines, term debt and issuances of common stock. The Company's primary cash requirements are related to expenditures for new store openings and the relocation and/or remodeling of existing store locations. These expenditures include preopening expenses and additional inventory for new or relocated stores, as well as working capital to support the Company's inventory requirements and selling, general and administrative expenses. The Company currently operates a total of 37 stores in ten states.

Net cash provided by operating activities was $1.0 million for fiscal 2001 compared to net cash provided by operations of $14.9 million for fiscal 2000. The decrease in cash provided by operations over the past year was primarily the result of higher merchandise inventory levels and accounts receivable balances in the current year. The increase in inventory and accounts receivable balances relate directly to the new store expansion during fiscal 2001.

Net cash used in investing activities was $13.1 million for fiscal 2001 compared to net cash used in investing activities of $23.9 million in fiscal 2000 primarily due to $12.0 million in investment portfolio purchases in fiscal 2000 that were redeemed in fiscal 2001 offset by increased expenditures for new store expansion in fiscal 2001.

Net cash used in financing activities totaled $2.3 million in fiscal 2001 compared to net cash provided by financing activities of $21.9 million in fiscal 2000. This decrease was primarily due to the proceeds received from the 1999 Offering in fiscal 2000 combined with the Company's payoff of bonds payable in the amount of $11.7 million in fiscal 2001.

Capital expenditures for fiscal 2001 were $25.1 million compared to $11.9 million for fiscal 2000. The Company expects capital expenditures of approximately $40 million in fiscal 2002, primarily for new store openings, store remodels and/or relocations as well as technology upgrades.

The Company intends to expand into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with 30,000 to 34,000 square foot stores. In certain smaller markets, the store size may be as small as 20,000 square feet. With the exception of the Thornton, Colorado facility, all current stores are leased. On July 27, 2000 the Company entered the Phoenix, Arizona metropolitan area with two new stores. The Company opened its third Phoenix area store on November 21, 2000 and a fourth store on December 6, 2000. The Company's fifth Phoenix area store opened on February 28, 2001. The Company expects to open three additional stores in the Phoenix metropolitan area over the next twelve months. The Company opened its second store in Colorado Springs, Colorado on November 8, 2000. On September 11, 2000 the Company announced its entrance into the Oklahoma City, Oklahoma market with plans to open two new stores in the summer of fiscal 2002. On October 31, 2000 the Company announced plans for six new stores in the St. Louis, Missouri area with two to four stores expected to open in fiscal 2002 and the balance in the following year.

The Company continues to analyze new store opportunities in existing markets to replace or expand some of its smaller locations. In May 2000, the Company relocated a 9,300 square foot store located in the Minneapolis/St. Paul area to a 35,600 square foot store. The Company expects to expand its Fort Collins, Colorado store from 16,600 to 22,000 square feet in fiscal 2002. The Company will be analyzing opportunities in the Minneapolis/St. Paul area over the next few years to relocate and/or expand a number of those locations.

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

On September 30, 1998, the Company executed a three year $40 million credit agreement, as amended, with Foothill Capital Corporation, a wholly owned subsidiary of Wells Fargo Bank. Borrowings under this revolving line of credit are limited to the lesser of $40 million or 80% of eligible inventory and a portion of accounts receivable. As of January 31, 2001, the entire $40 million facility was available to the Company, of which $7.3 million was outstanding. Borrowings bear interest, payable monthly, based on a blend of LIBOR plus 2% and Wells Fargo Bank's prime rate minus 0.375%. Inventories, accounts receivable, equipment and intangibles secure the borrowings. The facility includes negative covenants that limit the Company's ability to, without the bank's prior approval, and subject to various exceptions, incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase the Company's capital stock, issue guarantees, sell assets or engage in transactions with affiliates. The facility also contains covenants regulating the Company's gross margins, inventory levels, tangible net worth and capital expenditures.

The Company was in compliance with all borrowing covenants as of January 31, 2001.

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

The Company believes that its cash flows from operations and borrowings under its credit facility will be sufficient to fund the Company's operations, debt repayment and expansion through fiscal 2002. To fund the capital requirements for its anticipated expansion plans beyond fiscal 2002, the Company may be required to seek additional financing, which may take the form of expansion of its existing credit facility, or possibly additional debt or equity financings. The Company may also re-mortgage its Thornton facility. There can be no assurance that the Company will be able to obtain such funds on favorable terms, if at all.

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

- unexpected changes in volume-related rebates from   manufacturers;

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

NEW ACCOUNTING PRONOUNCEMENTS

REVENUE RECOGNITION

The SEC staff recently issued Staff Accounting Bulletin (SAB) No. 101 which addresses the rules on revenue recognition for specific transactions such as bill-and-hold transactions, up-front fees when the seller has significant continuing involvement, long-term service transactions, refundable membership fees, retail layaway sales, and contingent rental income. The SAB also addresses whether revenue should be presented on a gross or net (e.g., a commission) basis for certain transactions, such as sales on the Internet. In addition, the SAB provides guidance on the disclosures registrants should make about their revenue recognition policies and the impact of events and trends on revenue. There was no impact on the Company's financial statements as a result of adoption of this standard.

ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION

In March 2000, the Financial Accounting Standards issued FASB Interpretation
No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, an interpretation of APB Opinion No. 25. The Interpretation became effective on July 1, 2000. The Interpretation requires, among several things, that stock options that have been modified to reduce the exercise price be accounted for as variable. There was no impact on the Company's financial statements as a result of adoption of this standard.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires a company to formally document, designate, and assess effectiveness of transactions that receive hedge accounting treatment. SFAS
No. 133 became effective for the Company's fiscal quarters of fiscal years beginning after June 15, 2000. The Company did not experience any changes or other financial reporting impacts to its consolidated financial statements as a result of the adoption of SFAS No. 133.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT

Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially from the Company's projections, forecasts, estimates and expectations include, but are not limited to, statements about business strategy, expansion strategy and competition, risks regarding increases in promotional activities of competitors, changes in consumer buying attitudes, the presence or absence of new products or product features in the Company's merchandise categories, changes in vendor support for advertising and promotional programs, changes in the Company's merchandise sales mix, general economic conditions, fluctuations in consumer demand, the results of financing efforts and other risk factors detailed in the Company's Securities and Exchange Commission filings.

                          CONSOLIDATED BALANCE SHEETS
                   (amounts in thousands, except share data)

                                                                                JANUARY 31,
                                                                                -----------
                                                                          2001                2000
                                                                        --------            --------
ASSETS:
Current assets:
  Cash and cash equivalents                                             $  2,954            $ 17,311
  Accounts receivable, net                                                28,499              20,420
  Merchandise inventories                                                 67,567              51,269
  Investments available for sale                                               -              12,003
  Property held for sale                                                   4,494                   -
  Deferred tax asset                                                         120                 658
  Prepaid expenses and other                                               1,737               1,673
                                                                        --------            --------
Total current assets                                                     105,371             103,334

Property and equipment, at cost:
  Furniture, fixtures & equipment                                         39,636              30,453
  Leasehold improvements                                                  33,585              25,728
  Autos and trucks                                                           281                 432
  Land and buildings                                                      18,087              17,748
  Construction-in-progress                                                 5,697               2,870
                                                                        --------            --------
                                                                          97,286              77,231
  Less accumulated depreciation                                           32,314              24,970
                                                                        --------            --------
                                                                          64,972              52,261

Property under capital leases, including related parties,
 net                                                                       1,337               1,473
Goodwill, net                                                              1,751               2,026
Other assets                                                                 589                 935
                                                                        --------            --------
Total assets                                                            $174,020            $160,029
                                                                        ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                      $ 29,677            $ 27,626
  Accrued liabilities                                                     23,696              21,322
  Revolving line of credit                                                 7,304                   -
  Current portion of term loans                                               19                 312
  Current portion of capital lease obligations, including
    related parties                                                          101                  82
  Deferred revenue                                                         2,248               3,066
                                                                        --------            --------
Total current liabilities                                                 63,045              52,408

Term loans, less current portion                                               -                  18
Bonds payable                                                                  -              11,700
Capital lease obligations, including related parties, less
 current portion                                                           1,659               1,760
Deferred revenue, less current portion                                     2,863               5,111
Deferred tax liability                                                       483                 160
                                                                        --------            --------
Total long-term liabilities                                                5,005              18,749
                                                                        --------            --------
Total liabilities                                                         68,050              71,157

Commitments

Stockholders' equity:
Preferred stock, par value $.01 per share
  Authorized shares - 10,000,000
  No shares issued and outstanding                                             -                   -
Common stock, par value $.01 per share
 Authorized shares - 15,000,000
  Issued and outstanding shares, 10,938,331 and 10,705,318
    at January 31, 2001 and 2000                                             109                 107
Additional paid-in capital                                                73,290              70,801
Retained earnings                                                         32,571              17,964
                                                                        --------            --------
Total stockholders' equity                                               105,970              88,872
                                                                        --------            --------
Total liabilities and stockholders' equity                              $174,020            $160,029
                                                                        ========            ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       CONSOLIDATED STATEMENTS OF INCOME
                 (amounts in thousands, except per share data)

                                                                                    YEAR ENDED JANUARY 31,
                                                                                    ----------------------
                                                                         2001                2000                1999
                                                                       --------            --------            --------
Sales                                                                  $484,408            $384,983            $328,907
Cost of goods sold                                                      332,074             269,496             233,413
                                                                       --------            --------            --------
Gross profit                                                            152,334             115,487              95,494
Selling, general and administrative expenses                            128,414              99,922              88,104
                                                                       --------            --------            --------
Income from operations                                                   23,920              15,565               7,390
Interest expense, net                                                       144               2,087               3,957
                                                                       --------            --------            --------
Income before taxes and extraordinary item                               23,776              13,478               3,433
Income tax expense                                                        8,915               5,051               1,273
                                                                       --------            --------            --------
Income before extraordinary item                                         14,861               8,427               2,160
Extraordinary loss on early extinguishment of debt, net of
  taxes                                                                     254                   -                   -
                                                                       --------            --------            --------
Net income                                                             $ 14,607            $  8,427            $  2,160
                                                                       ========            ========            ========
Earnings per share before extraordinary item - basic                   $   1.38            $    .95            $    .27
Earnings per share before extraordinary item - diluted                 $   1.30            $    .88            $    .26
Earnings per share - basic                                             $   1.35            $    .95            $    .27
Earnings per share - diluted                                           $   1.28            $    .88            $    .26
Weighted average shares outstanding - basic                              10,792               8,858               8,150
Weighted average shares outstanding - diluted                            11,421               9,553               8,317

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (amounts in thousands, except share data)

                                                           COMMON STOCK              ADDITIONAL
                                                     -------------------------        PAID-IN         RETAINED
                                                       SHARES          AMOUNT         CAPITAL         EARNINGS        TOTAL
                                                     ----------       --------       ----------       --------       --------
BALANCES, JANUARY 31, 1998                            8,139,548        $   81         $33,868         $ 7,377        $ 41,326
  Exercise of stock options                              21,248                            44                              44
  Net income                                                                                            2,160           2,160
                                                     ----------        ------         -------         -------        --------

BALANCES, JANUARY 31, 1999                            8,160,796            81          33,912           9,537          43,530
  Proceeds from issuance of common stock              2,337,500            24          35,964                          35,988
  Exercise of stock options                             207,022             2             925                             927
  Net income                                                                                            8,427           8,427
                                                     ----------        ------         -------         -------        --------

BALANCES, JANUARY 31, 2000                           10,705,318           107          70,801          17,964          88,872
  Exercise of stock options                             233,013             2           2,489                           2,491
  Net income                                                                                           14,607          14,607
                                                     ----------        ------         -------         -------        --------

BALANCES, JANUARY 31, 2001                           10,938,331        $  109         $73,290         $32,571        $105,970
                                                     ==========        ======         =======         =======        ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                                  YEAR ENDED JANUARY 31,
                                                                                  ----------------------
                                                                      2001                 2000                 1999
                                                                    ---------            ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                          $  14,607                8,427            $   2,160

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                         8,260                6,835                6,390

  Deferred taxes                                                        1,294                 (942)                 999

  Changes in operating assets and liabilities:

    Accounts receivable                                                (8,079)              (2,606)               2,012

    Merchandise inventories                                           (16,298)              (4,361)              (3,000)

    Prepaid expenses and other                                            (64)                (586)                 245

    Other assets                                                          346                   74                 (156)

    Accounts payable, accrued and other liabilities                       926                8,073                9,264
                                                                    ---------            ---------            ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 992               14,914               17,914

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                   (25,054)             (11,930)              (1,564)

Redemptions (purchases) of investments available for
  sale                                                                 12,003              (12,003)                   -
                                                                    ---------            ---------            ---------

NET CASH USED IN INVESTING ACTIVITIES                                 (13,051)             (23,933)              (1,564)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under long-term revolving credit agreement                 263,273              239,365              303,744

Repayments under long-term revolving credit agreement                (255,969)            (252,553)            (317,120)

Early extinguishment of bonds payable                                 (11,700)                   -                    -

Proceeds from issuance of common stock                                      -               35,988                    -

Proceeds from exercise of stock options                                 2,491                  927                   44

Repurchase of long term bonds payable                                       -               (1,300)                   -

Principal payments on term loans and capital lease
  obligations                                                            (393)                (518)                (603)
                                                                    ---------            ---------            ---------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (2,298)              21,909              (13,935)
                                                                    ---------            ---------            ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (14,357)              12,890                2,415

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         17,311                4,421                2,006
                                                                    ---------            ---------            ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $   2,954            $  17,311            $   4,421
                                                                    =========            =========            =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:

Interest                                                            $     730            $   2,508            $   4,144

Income taxes                                                            5,691                1,188                    -

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ULTIMATE ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Ultimate Electronics, Inc. is a leading specialty retailer of consumer electronics and home entertainment products. As of January 31, 2001, the Company operated thirty-six stores, including seventeen stores in Arizona, Idaho, Iowa, Nevada, New Mexico, Oklahoma, South Dakota and Utah under the trade name Ultimate Electronics, eleven stores in Colorado under the trade name SoundTrack and eight stores in Minnesota under the trade name Audio King. Subsequent to January 31, 2001, the Company opened a fifth Arizona store.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

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

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
INVESTMENTS - AVAILABLE FOR SALE

The Company had no investments available for sale at January 31, 2001. Investments available for sale at January 31, 2000 consisted of U.S. government treasury discount notes reported at fair value. The historical cost of the U.S. government treasury discount notes approximated fair value at January 31, 2000, therefore, no unrealized gains/loss was reported as a separate component of stockholders' equity. The U.S. government treasury discount notes matured on March 29, 2000. There were no realized gains/losses on sales of investments available for sale during the year ended January 31, 2000. Interest income from investments available for sale for the years ended January 31, 2001 and January 31, 2000 totaled $113,000 and $116,000, respectively, and were included as a component of net interest expense in the income statements.

PROPERTY HELD FOR SALE

The Company purchased land and constructed a building for a new store located in Colorado Springs, Colorado. The store opened in November 2000. In
February 2001, the Company entered into a sale-leaseback arrangement with Pearse Investment Company, L.L.L.P., an entity controlled by William J. and Barbara A. Pearse (see Note 8). There was no gain or loss recognized as a result of the sale.

INVENTORIES

The Company states merchandise inventories at the lower of cost (weighted average cost) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred.

DEPRECIATION AND AMORTIZATION

Depreciation is provided principally using the straight-line method based upon the following useful lives:

Furniture, fixtures and
  equipment                 5 - 7 years
                                 7 - 20
Leasehold improvements            years
Autos and trucks                5 years
Property under capital           5 - 15
  leases                          years
Buildings                      30 years

CAPITALIZED INTEREST

For the fiscal years ended January 31, 2001, 2000 and 1999, the Company capitalized interest of $250,000, $0 and $0, respectively, associated with the construction of new stores and remodeled stores.

ACCRUED LIABILITIES (in thousands)

Accrued liabilities are comprised of the following:

                                   JANUARY 31,
                               -------------------
                                 2001       2000
                               --------   --------
Compensation                   $ 6,327    $ 7,051
Sales taxes                      2,247      1,870
Customer deposits                4,566      4,127
Income taxes                     4,988      4,808
Other                            5,568      3,466
                               -------    -------
Total                          $23,696    $21,322
                               =======    =======

REVENUE RECOGNITION

Revenue is recognized at the time the customer takes possession of the merchandise or such merchandise is delivered to the customer. Sales, which includes net warranty revenue, consists of gross sales less discounts, price guarantees, returns and allowances. The Company grants credit to customers through independent, third-party finance companies, which companies assume the credit risk for the collection of the related accounts receivable. When free-interest promotions are offered by the Company, a fee is normally paid by the Company at the time of the transaction. This fee ranges between 0.5% and 10.0% of the amount financed by the customer.

ADVERTISING COSTS AND COOPERATIVE REVENUE

In accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs," all advertising costs are deferred until the first time the advertising takes place. In addition, the Company accrues rebates based upon varying percentages of inventory purchases and records such amounts as a reduction of advertising expense. The Company also deducts amounts for cooperative advertising directly from payment to manufacturers for inventory purchases based on individual agreements with the Company's manufacturers. Net advertising expense charged to operations was $6,352,000, $4,778,000 and $6,021,000 for the years ended January 31, 2001, 2000 and 1999, respectively.

BARTER/EXCHANGE TRANSACTION

The Company entered into bartering/exchange agreements with an unrelated party in November 1998 and April 1999, whereby the Company agreed to transfer inventory with a net carrying value of $729,000 and $950,000, respectively, in exchange for $500,000 and $550,000, respectively, of advertising credits. The Company accounted for the transactions in accordance with EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions." The Company had $365,000, $805,000 and $500,000 in prepaid advertising credits recorded as current assets at January 31, 2001, January 31, 2000 and January 31, 1999, respectively.

EARNINGS PER SHARE OF COMMON STOCK

The Company reports its earnings per share amounts in accordance with Statement No. 128, Earnings per Share (SFAS 128). Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of such equity instruments. The calculation of weighted average shares outstanding-diluted for the fiscal years ending January 31, 2001, 2000, and 1999 include 629,233, 695,396 and 167,692 outstanding shares to give effect to the potential exercise of options under the Company's stock option plans, respectively.

GOODWILL:

In 1997, the Company completed a merger with Audio King Corporation. The transaction resulted in goodwill in the amount of $2.7 million, which is being amortized over a 10 year life. Amortization expense for fiscal years 2001, 2000 and 1999 was $275,000, $276,000 and $268,000, respectively. As of January 31,
2001, total accumulated amortization was $961,000.

The Company's policy is to account for goodwill at the lower of amortized cost or net realizable value. As part of an ongoing review of the valuation and amortization of goodwill, management assesses the carrying value of the Company's goodwill to determine if changes in facts and circumstances suggest that they may be impaired. If this review indicates that the intangibles will not be recoverable, as determined by a discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles would be reduced to its estimated fair market value. No event has been identified that would indicate an impairment of the value of goodwill recorded in the accompanying consolidated financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, including cash, investments, accounts receivable, note payable and other long-term debt, have fair values which approximate their recorded values as the financial instruments are either short term in nature or carry interest rates that approximate market rates.

COMPREHENSIVE INCOME

During 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company does not have any components of comprehensive income as of January 31, 2001.

SEGMENT REPORTING

During 1997, the FASB issued Statement No. 131, "Disclosures about Segment Reporting of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company conducts business in one operating segment and determined its operating segment based on the individual operations that the chief operating decision maker reviews for purposes of assessing performance and making operating decisions. These individual operations have been aggregated into one segment because the Company believes doing so helps users understand the Company's performance and assess its prospects. The combined operations have similar economic characteristics and each operation has similar products, services, customers and distribution methods.

NEW ACCOUNTING PRONOUNCEMENTS

REVENUE RECOGNITION

The SEC staff recently issued Staff Accounting Bulletin (SAB) No. 101 which addresses the rules on revenue recognition for specific transactions such as bill-and-hold transactions, up-front fees when the seller has significant continuing involvement, long-term service transactions, refundable membership fees, retail layaway sales, and contingent rental income. The SAB also addresses whether revenue should be presented on a gross or net (e.g., a commission) basis for certain transactions, such as sales on the Internet. In addition, the SAB provides guidance on the disclosures registrants should make about their revenue recognition policies and the impact of events and trends on revenue. There was no impact on the Company's financial statements as a result of adoption of this standard.

ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION

In March 2000, the Financial Accounting Standards issued FASB Interpretation
No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, an interpretation of APB Opinion No. 25. The Interpretation became effective on July 1, 2000. The Interpretation requires, among several things, that stock options that have been modified to reduce the exercise price be accounted for as variable. There was no impact on the Company's financial statements as a result of adoption of this standard.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued Statement of Financial Accounting Standards
No. 133, ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires a company to formally document, designate, and assess effectiveness of transactions that receive hedge accounting treatment. SFAS No. 133 became effective for the Company's fiscal quarters of fiscal years beginning after June 15, 2000. The Company did not experience any changes or other financial reporting impacts in its consolidated financial statements as a result of the adoption of SFAS No. 133.

2. CHANGE IN ACCOUNTING POLICY - EXTENDED WARRANTY CONTRACTS

The Company sells extended warranty contracts (obligor contracts) on behalf of a fully-insured unrelated party. The contracts extend beyond the normal manufacturer's warranty period, usually with terms of coverage (including the manufacturer's warranty period) between 12 and 60 months. The extended warranty contracts are administered by a third party (the Administrator) and all performance obligations and risk of loss with respect to such contracts are economically transferred to Administrator and other parties at the time the contracts are sold.

Effective as of the beginning of its fiscal quarter ending January 31, 2000, the Company changed its accounting policy with respect to the recognition of revenues from the sale of obligor contracts as a result of a November 1999 clarification made by the Securities and Exchange Commission related to the interpretation of FASB Technical bulleting No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." The Company now recognizes revenues, net of direct selling expenses, over the term of the obligor contract. Previously, the Company recognized all extended warranty contract revenues on a gross basis at the time of sale. The Company has given retroactive effect to this change by restatement of its previously published financial statements beginning with fiscal 1996.

Effective February 1, 2000 the Company restructured its extended warranty master contract with the Administrator such that the extended warranty contracts sold after the effective date generally qualify as non-obligor contracts (the non-obligor contracts). The Company now recognizes revenues from the sale of non-obligor contracts, net of direct selling expenses, at the time of sale to the customers.

3. RECENT PUBLIC STOCK OFFERINGS

On October 22, 1999, the Company completed a public offering for the sale of 2,000,000 shares of its common stock at the offering price of $16.50 per share. The Company received proceeds of $30.7 million, net of all offering costs. On November 9, 1999, the underwriters exercised their overallotment option related to this offering. As a result, the Company issued an additional 337,500 shares of its common stock at a price of $16.50 per share. The Company received proceeds from the sale of these shares of $5.3 million, net of all offering costs. The shares issued related to the overallotment option brought the total shares issued in the offering to 2,337,500 and the total proceeds received by the Company to $36.0 million, net of all of offering costs.

4. REVOLVING LINE OF CREDIT AGREEMENT AND TERM LOANS

On September 30, 1998, the Company executed a three-year $40 million credit agreement, as amended, with Foothill Capital Corporation, a wholly owned subsidiary of Wells Fargo Bank. Borrowings under this revolving line of credit are limited to the lesser of $40 million or 80% of eligible inventory and a portion of accounts receivable. As of January 31, 2001, the entire facility was available to the Company, of which $7.3 million was outstanding. Borrowings bear interest, payable monthly, based on a blend of LIBOR plus 2% and Wells Fargo Bank's prime rate minus 0.375%. All outstanding borrowings and any unpaid interest are due September 2001. Inventories, accounts receivable, equipment and intangibles secure the borrowings. The facility includes negative covenants that limit the Company's ability to, without the bank's prior approval, and subject to various exceptions, incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase the Company's capital stock, issue guarantees, sell assets or engage in transactions with affiliates. The facility also contains covenants regulating the Company's gross margins, inventory levels, tangible net worth and capital expenditures. The Company was in compliance with all borrowing covenants for all periods of fiscal year 2001.

As of January 31, 2001, the Company has two Commercial Promissory Notes and Security Agreements with Colorado National Leasing, Inc. Borrowings under the loans totaled

$18,000 at January 31, 2001, and $330,000 at January 31, 2000. Each loan is secured by warehouse equipment and office furniture, and interest rates on the loans range from 8.52% to 8.57%. As of January 31, 2001, the remaining balance of $18,000 in term loans is classified as current.

5. BONDS PAYABLE

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

6. STOCK OPTION AND STOCKHOLDER RIGHTS PLANS

STOCK OPTION PLAN

Under the terms of the Company's original stock option plan (the "Plan"), the Company granted to officers, employees and consultants awards of options to purchase shares of common stock and other types of awards. The Plan authorized the issuance of 900,000 shares of common stock. Under the terms of the non-employee directors' stock option plan (the "Directors' Plan"), the Company granted awards of stock options to non-employee directors. The Directors' Plan authorized the issuance of 20,000 shares of common stock.

In June 1997, at the Company's annual meeting, the Company's shareholders approved a new stock option plan known as the Equity Incentive Plan (the "1997 Plan"). The 1997 Plan replaced both the original Plan and the Directors' Plan. Grants issued under the Plan and the Directors' Plan continue to be exercisable according to their original terms but no additional grants can be issued under these plans. The 1997 Plan authorized the issuance of 750,000 shares to be awarded to employees, non-employee directors and/or outside consultants. The exercise price for incentive stock options for employees and non-qualified options for outside directors is the market value of the underlying common stock at the date of grant. Options issued to employees who then have attributed ownership of more than 10% of the total combined voting power of all classes of stock must be issued at an exercise price of 110% of market value of the underlying common stock at the date of grant. During fiscal 2001, 32,250 options were granted under the 1997 Plan. The options were granted at prices from $15.50 to $18.75.

In July 2000, at the Company's annual meeting, the Company's shareholders approved a new stock option plan known as the 2000 Equity Incentive Plan (the "2000 Plan"), which replaced the 1997 Plan. Grants issued under the 1997 Plan continue to be exercisable according to their original terms but no additional grants can be issued under this plan. The 2000 Plan authorized the issuance of up to 1,200,000 shares to be awarded to employees, non-employee directors and/or outside consultants. Each non-employee director receives options to purchase 4,000 shares of common stock effective February 1 of each year, which options are exercisable one year from the date of grant. The Board of Directors continues to determine the person to whom employee awards are granted, the types of awards granted, the number of shares granted, the vesting schedule and the term of any option (which cannot exceed ten years). The exercise price for incentive stock options for employees and non-qualified options for outside directors is the market value of the underlying common stock at the date of grant. Options issued to employees who then have attributed ownership of more than 10% of the total combined voting power of all classes of stock must be issued at an exercise price of 110% of the market value of the underlying common stock at the date of grant. During fiscal year 2001, 53,250 options were granted under the 2000 Plan. The options were granted at prices from $18.50 to $34.938. The options available for grant at January 31, 2001 include only the options available under the 2000 Plan.

Changes in the options outstanding (and option exercise prices for such options) are as follows:

                                YEAR ENDED JANUARY 31,
                            -------------------------------
                              2001        2000       1999
                            ---------   --------   --------
Options outstanding at
  beginning of year           837,797   948,517    833,984
Granted ($1.07 to $34.938)     85,500   104,000    139,700
Canceled ($1.07 to
  $12.875)                         --     7,700      3,919
Exercised ($1.07 to
  $15.125)                    233,012   207,020     21,248
                            ---------   -------    -------
Options outstanding at
  end of year                 690,285   837,797    948,517
                            =========   =======    =======
Options exercisable at
  end of year                 379,969   399,307    390,384
                            =========   =======    =======
Options available for
  grant
  at end of year            1,146,750    32,250    127,850
                            =========   =======    =======

The weighted average exercise price of options outstanding at January 31, 2001, 2000 and 1999 was $7.63, $5.09 and $3.48, respectively. The weighted average contractual life of the options outstanding at January 31, 2001, 2000 and 1999 was 6.7, 7.0 and 7.2 years, respectively.

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

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to January 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant or the date of repricing using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.96% to 6.67%; a dividend yield of 0%; volatility factors of the market price of the Company's common stock for fiscal years 2001, 2000 and 1999, respectively, of .747, .804 and
 .842, and a weighted average expected life of the options of three years. The weighted average fair value of stock options granted during January 31, 2001, 2000 and 1999 was $11.03, $8.48 and $3.47, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The Company's pro forma information follows:

                              YEAR ENDED JANUARY 31,
                       -------------------------------------
                          2001          2000         1999
                       -----------   ----------   ----------
Pro forma net income   $13,983,000   $7,932,000   $1,438,000
Pro forma earnings
  per share:
  Basic                $      1.30   $     0.90   $     0.18
  Diluted              $      1.22   $     0.83   $     0.17

STOCKHOLDER RIGHTS PLAN

On January 31, 1995, the Company declared to stockholders of record at the close of business on February 10, 1995, a dividend of one right to purchase preferred stock (a "Right") for each outstanding share of common stock. Each share of subsequently issued common stock will also incorporate one Right. The Rights will expire on February 10, 2005. Each Right entitles stockholders, in certain circumstances, to buy one-hundredth of a newly issued share of Series A Junior Participating Preferred Stock (the "Junior Preferred Stock") of the Company at the initial purchase price of $75.00 per share.

The Rights are exercisable and transferable apart from the common stock only if a person or group (other than certain exempt persons) acquires beneficial ownership of 15% or more of the common stock, or commences a tender or exchange offer upon consummation of which such person of group would beneficially own 15% or more of the common stock.

The Company is generally entitled to redeem the Rights at $.001 per Right at any time until a person or group (other than certain exempt persons) has become the beneficial owner of 15% or more of the common stock. Under the Rights "flip-in" feature, if any such person or group becomes the beneficial owner of 15% or more of the common stock, then each Right not owned by such person or group of certain related parties will entitle its holder to purchase, at the Right's then current purchase price, shares of common stock (or in certain circumstances as determined by the Company's Board, cash, other property or other securities) having a value of twice the Right's purchase price.

Under the Rights "flip-over" provision, if, after any other person or group (other than certain exempt persons) becomes the beneficial owner of 15% or more of the common stock, the Company is involved in a merger or other business combination transaction with another person, or sells 25% or more of its assets or earning power in one or more transactions, each Right will entitle its holder to purchase, at the Right's then current purchase price, shares of common stock of such other person having a value of twice the Right's purchase price.
The Junior Preferred Stock will not be redeemable and, unless otherwise provided in connection with the creation of a subsequent series of preferred stock, will be subordinate to all other series of the Company's preferred stock. Each share of Junior Preferred Stock will represent the right to receive, when and if declared, a quarterly dividend at an annual rate equal to the greater of $1.00 per share or 100 times the quarterly per share cash dividends declared on the common stock during the immediately preceding fiscal year. In addition, each share of Junior Preferred Stock will represent the right to receive 100 times any non-cash dividends (other than dividends payable in common stock) declared on the common stock, in like kind. In the event of the liquidation, dissolution, or winding up of the Company, each share of Junior Preferred Stock will represent the right to receive a liquidation payment in an amount equal to the greater of $1.00 per share or 100 times the liquidation payment made per share of common stock. Each share of Junior Preferred Stock will have 100 votes, voting together with the common stock. In the event of any merger, consolidation, or other transaction in which common shares are exchanged, each share of Junior Preferred Stock represents the right to receive 100 times the amount received per share of common stock. The rights of the Junior Preferred Stock as to dividends, liquidation, voting rights and merger participation are protected by anti-dilution provisions.

7. PROVISION FOR INCOME TAXES (IN THOUSANDS)
Under the liability method of accounting for income taxes as prescribed by FASB Statement No. 109, "Accounting for Income Taxes," deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the provision for income taxes as of January 31, 2001, 2000 and 1999 are as follows:

                           CURRENT    DEFERRED     TOTAL
                           --------   ---------   --------
JANUARY 31, 2001
Federal                     $6,588     $1,743      $8,331
State                        1,033       (449)        584
                            ------     ------      ------
Total                       $7,621     $1,294      $8,915
                            ======     ======      ======
JANUARY 31, 2000
Federal                     $5,492     $ (855)     $4,637
State                          501        (87)        414
                            ------     ------      ------
Total                       $5,993     $ (942)     $5,051
                            ======     ======      ======
JANUARY 31, 1999
Federal                     $  236     $  878      $1,114
State                           38        121         159
                            ------     ------      ------
Total                       $  274     $  999      $1,273
                            ======     ======      ======

The following is a reconciliation of the provision for income taxes to the federal statutory rate for the years ended January 31, 2001, 2000 and 1999:

                                     YEAR ENDED JANUARY 31,
                                     ----------------------
                                2001          2000          1999
                              --------      --------      --------
Income taxes at the
 federal statutory rate        $8,325        $4,583        $1,167
State income taxes,
 net of federal benefit           590           468           106
                               ------        ------        ------
Provision for income taxes     $8,915        $5,051        $1,273
                               ======        ======        ======

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at January 31, 2001 and 2000 are as follows:

                                           JANUARY 31,
                                           -----------
                                         2001       2000
                                       --------   --------
Deferred tax assets:
  Deferred warranties                  $ 1,893    $ 3,027
  Inventories                            1,944      2,421
  Accrued liabilities                      623        582
  Valuation reserves                       534        506
  Capital leases                           137        137
                                       -------    -------
                                       $ 5,131    $ 6,673
                                       =======    =======
Deferred tax liabilities:
  Inventories                           (3,118)    (3,986)
  Depreciation and amortization         (2,376)    (2,189)
                                       -------    -------
                                        (5,494)    (6,175)
                                       -------    -------
Net deferred tax asset (liability)     $  (363)   $   498
                                       =======    =======

8. LEASES

OPERATING LEASES

The Company leases retail stores under agreements that expire at various dates through 2017. Several leases contain escalation clauses and/or options to renew at negotiated or specified minimum lease payments for periods ranging from one to 30 years beyond the initial noncancelable lease terms. Total rent expense charged to operations was $9,407,000, $7,521,000 and $7,226,000 for the years ended January 31, 2001, 2000 and 1999, respectively.

CAPITAL LEASES, INCLUDING RELATED PARTY LEASES
(IN THOUSANDS)

The following property is held under capital leases:

                                             JANUARY 31,
                                             -----------
                                           2001       2000
                                         --------   --------
Buildings and improvements                $2,877     $2,877
Computer equipment                           711        711
                                          ------     ------
                                           3,588      3,588
Less accumulated depreciation              2,251      2,115
                                          ------     ------
                                          $1,337     $1,473
                                          ======     ======

At January 31, 2001 the Company leases two retail stores under capital lease agreements with an entity controlled by two principal stockholders of the Company. The lease agreements for the two retail stores provide for annual rent increases over the initial noncancelable lease terms. Total rental payments to related parties under these leases were $276,000, $265,000 and $261,000 for the years ended January 31, 2001, 2000 and 1999, respectively. In February 2001, the Company entered into a sale-leaseback arrangement with an entity controlled by the two principal stockholders of the Company on a new store located in Colorado Springs, Colorado.

The aggregate minimum annual rental commitments as of January 31, 2001 are as follows (in thousands):

                                   OPERATING    CAPITAL
                                     LEASES      LEASES
FISCAL YEAR ENDED JANUARY 31,      ----------   --------
            2002                    $ 11,409     $  335
            2003                      11,191        341
            2004                      11,280        347
            2005                      11,022        353
            2006                      10,310        238
            2007 - 2017               84,129      2,037
                                    --------     ------
Total minimum lease payments        $130,341      3,651
                                    ========
Less amount representing interest                 1,891
                                                 ------
Present value of net minimum
 lease Payments                                   1,760
Less portion due within one year                    101
                                                 ------
Long term capital lease
 obligations                                     $1,659
                                                 ======

9. CONSTRUCTION AND PURCHASE COMMITMENTS

The Company had purchase commitments and construction commitments of $1.0 million and $4.5 million, respectively, as of January 31, 2001 and $1.7 million and $1.5 million, respectively, as of January 31, 2000 relating to new store locations.

10. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Savings Plan for the benefit of substantially all employees. The Plan provides for both employee and employer contributions. The Company matches 25% of the employee's contribution limited to 1.5% of the employee's annual compensation subject to limitations set annually by the Internal Revenue Service. The Company's contributions were $305,000, $274,000 and $268,000 for the years ended January 31, 2001, 2000 and 1999, respectively.

In July 2000, at the Company's annual meeting, the Company's shareholders approved an Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, the Company has reserved 2,000,000 shares of common stock for issuance. Eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the market value at certain plan-defined dates. The Purchase Plan terminates on July 17, 2010. In fiscal 2001, no shares were issued pursuant to the Purchase Plan. At January 31, 2001, 2,000,000 shares were available for issuance under the Purchase Plan.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                              -------------------------------------------------------
                                                              APRIL 30,    JULY 31,     OCTOBER 31,      JANUARY 31,
                                                              ----------   ---------   --------------   -------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 2001
Sales                                                          $95,006     $101,978       $117,207        $170,217
Gross profit                                                    29,721       33,049         37,734          51,830
Income from operations                                           2,900        3,608          5,449          11,963
Net income                                                       1,554        2,256          3,387           7,410
Earnings per share - basic                                         .15          .21            .31             .68
Earnings per share - diluted                                       .14          .20            .30             .65

FISCAL 2000
Sales                                                          $78,398     $ 83,965       $ 91,899        $130,721
Gross profit                                                    23,186       25,960         27,895          38,446
Income from operations                                           1,199        2,499          3,451           8,416
Net income                                                         320        1,134          1,802           5,171
Earnings per share - basic                                         .04          .14            .21             .49
Earnings per share - diluted                                       .04          .13            .20             .46

REPORT OF MANAGEMENT

FINANCIAL STATEMENTS

The management of the Company has prepared the accompanying consolidated financial statements and is responsible for their integrity and objectivity. The statements, which include amounts that are based on management's best estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States, and are free of material misstatement. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

INTERNAL CONTROL SYSTEM

The Company maintains a system of internal control over financial reporting that is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation of reliable published annual and interim financial statements. The system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. Even an effective control system, no matter how well designed, has inherent limitations
- including the possibility of the circumvention of overriding controls - and therefore can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control system effectiveness may vary over time.

The Company assessed its internal control system as of January 31, 2001 in relation to criteria for effective internal control over the preparation of its published annual and interim financial statements described in "Internal Control
- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company believes that, as of January 31, 2001, its system of internal control over the preparation of its published annual and interim financial statements met those criteria.

/s/ J. Edward McEntire
J. Edward McEntire
Chief Executive Officer

/s/ Alan E. Kessock
Alan E. Kessock
Senior Vice President - Finance and Administration, Chief Financial Officer and Corporate Secretary
March 8, 2001

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of Ultimate Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Ultimate Electronics, Inc. and subsidiary ("the Company") as of January 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultimate Electronics, Inc. at January 31, 2001 and 2000, and the results of its consolidated operations and its consolidated cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States.

The consolidated financial statements for the year ended January 31, 1999 have been restated as described in Note 2.

/s/ Ernst & Young LLP

Denver, Colorado
March 8, 2001

                                CORPORATE OFFICE
                         321 West 84th Avenue, Suite A
                               Thornton, CO 80260

STORE LOCATIONS

ARIZONA                                Highlands Ranch                        Roseville
Chandler                               8262 S. University Ave.                1723 West County Rd. B-2
2820 W. Chandler Blvd.                 303-779-5003                           651-636-3686
480-899-5130                           Lakewood                               St. Cloud
Chandler                               14391 W. Colfax Ave.                   2716 Division Street
845 N. 54th Street                     303-277-9299                           320-253-5099
480-496-8834                           Littleton                              FAST TRAK SERVICE *
Glendale                               8196 W. Bowles Ave.                    3501 South Highway 100
17510 N. 75th Avenue                   303-979-8900                           St. Louis Park
623-776-0455                           Thornton *                             612-920-2900
Phoenix                                321 W. 84th Ave.                       NEVADA
4529 East Thomas Road                  303-657-5880                           Las Vegas
602-957-2775                           IDAHO                                  741 S. Rainbow Blvd.
Phoenix                                Boise *                                702-258-8800
2750 W. Peoria Avenue                  1085 N. Milwaukee Ave.                 Las Vegas *
602-548-9020                           208-377-2780                           2555 E. Tropicana Ave.
ARIZONA REPAIR CENTER *                IOWA                                   702-456-8800
4535 East Elwood Street, Suite 106     Cedar Rapids *                         NEW MEXICO
480-377-6410                           4701 First Ave. SE                     Albuquerque *
COLORADO                               319-393-7900                           3821 Menaul Blvd. NE
Arvada                                 Davenport *                            505-884-3005
6490 Wadsworth Blvd.                   3800 E. 53rd Ave.                      OKLAHOMA
303-425-6700                           319-359-4100                           Tulsa *
Boulder                                Des Moines *                           10021 East 71st Street S.
1955 28th Street                       4100 Merle Hay Rd.                     918-250-3664
303-442-3600                           515-253-9200                           SOUTH DAKOTA
Colorado Springs                       MINNESOTA                              Sioux Falls *
1230 North Academy                     Brooklyn Center                        3800 S. Louise Ave.
719-591-1400                           5939 John Martin Drive                 605-361-0321
Colorado Springs *                     612-566-2360                           UTAH
7207 N. Academy                        Burnsville                             Layton
719-278-3898                           14232 Burnhaven Drive                  879 West Hillfield Rd.
Denver                                 612-435-8933                           801-543-3313
1370 S. Colorado Blvd.                 Edina                                  Murray
303-759-5401                           7435 France Ave. South                 6284 South State Street
Englewood                              612-830-0010                           801-281-4259
9657 E. County Line Rd.                Woodbury                               Orem
303-754-0450                           8401 Tamarack Rd.                      1375 South State Street
Fort Collins                           651-770-0108                           801-225-2211
4606 S. Mason Street                   Minnetonka                             Salt Lake City
970-223-3666                           12350 Wayzata Blvd.                    1130 E. Brickyard Rd.
                                       612-546-4040                           801-466-7766
                                       Rochester                              UTAH REPAIR CENTER *
                                       103 Apache Mall                        45 West Senior Way
                                       507-288-1563                           South Salt Lake City
                                                                              801-463-1011

                       * Locations with repair services.
 Ultimate Electronics-Registered Trademark-, SoundTrack-Registered Trademark-,
  Audio King-Registered Trademark-, Fast Trak-Registered Trademark- and Simple
                 Solution-TM- are service marks of the Company.

STOCKHOLDER INFORMATION

STOCK LISTING

The common stock of Ultimate Electronics, Inc. is listed on The Nasdaq Stock Market(SM) under the symbol ULTE.

PRICE PER SHARE INFORMATION

The high and low closing prices for the past two years were as follows:

                                      HIGH            LOW
                                   -----------   -------------
Quarter ended April 30, 1999       14            8 3/16
Quarter ended July 31, 1999        20 1/8        12 15/16
Quarter ended October 31, 1999     21 3/4        14
Quarter ended January 31, 2000     26 1/4        16 1/2

Quarter ended April 30, 2000       29 5/8        13 7/8
Quarter ended July 31, 2000        29 1/8        19 5/16
Quarter ended October 31, 2000     41 1/8        25
Quarter ended January 31, 2001     41 1/4        20 5/16

DIVIDEND POLICY

The Company has paid no dividends on its common stock since its initial public offering on October 15, 1993 and currently has no plans to pay dividends.

TRANSFER AGENT AND REGISTRAR

Wells Fargo Bank
161 North Concord Exchange
South St. Paul, Minnesota 55075
800-468-9716

AUDITORS

Ernst & Young LLP
370 17th Street, Suite 3300
Denver, Colorado 80202

GENERAL COUNSEL

Davis, Graham & Stubbs LLP
1550 17th Street, Suite 500
Denver, Colorado 80202

ANNUAL MEETING

The annual meeting of Stockholders is scheduled for June 21, 2001 at 8:30 a.m. at the Company's corporate headquarters, 321 West 84th Avenue, Suite A, Thornton, Colorado 80260.

FORM 10-K

Copies of the Company's Annual Report on Form 10-K for the year ended January 31, 2001 may be obtained free of charge by writing to Ultimate Electronics, Inc., Stockholders Relations, 321 West 84th Avenue, Suite A, Thornton, Colorado 80260, 303-412-2500.

              OFFICERS
                  William J. Pearse
                    CHAIRMAN OF THE BOARD

                  J. Edward McEntire
                    CHIEF EXECUTIVE OFFICER

                  David J. Workman
                    PRESIDENT AND CHIEF
                    OPERATING OFFICER

                  Neal A. Bobrick
                    SENIOR VICE PRESIDENT -
                    SALES AND STORE
                    OPERATIONS

                  Alan E. Kessock
                    SENIOR VICE PRESIDENT -
                    FINANCE AND
                    ADMINISTRATION
                    AND CHIEF FINANCIAL
                    OFFICER

              DIRECTORS
                  William J. Pearse
                    CHAIRMAN OF THE BOARD

                  J. Edward McEntire
                    CHIEF EXECUTIVE OFFICER

                  David J. Workman
                    PRESIDENT AND
                    CHIEF OPERATING OFFICER

                  Alan E. Kessock
                    SENIOR VICE
                    PRESIDENT - FINANCE
                    AND ADMINISTRATION
                    AND CHIEF FINANCIAL
                    OFFICER

                  Robert W. Beale
                    CHIEF EXECUTIVE OFFICER
                    OF
                    BEALE INTERNATIONAL, A
                    MANAGEMENT CONSULTING
                    FIRM

                  Randall F. Bellows
                    CO-FOUNDER OF COBE
                    LABORATORIES,
                    NOW RETIRED

                  Larry D. Strutton
                    FORMER PUBLISHER AND CEO
                    OF THE
                    DENVER ROCKY MOUNTAIN
                    NEWS,
                    NOW RETIRED

               VISIT OUR WEB-SITE AT WWW.ULTIMATEELECTRONICS.COM

ULTIMATE ELECTRONICS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                               BALANCE AT    CHARGED TO                BALANCE AT
                                                              BEGINNING OF   COSTS AND    DEDUCTIONS     END OF
DESCRIPTION                                                      PERIOD       EXPENSES    (DESCRIBE)     PERIOD
-----------                                                   ------------   ----------   ----------   ----------
Year ended January 31, 2001
  Deducted from asset accounts:
    Allowance for doubtful accounts                              $  446        $   62       $   31(1)    $  477
    Reserve for cash and cooperative advertising discounts           36           478          430(1)        84
    Allowance for obsolete inventory                                920           552          521(2)       951
                                                                 ------        ------       ------       ------
      Total                                                      $1,402        $1,092       $  982       $1,512
                                                                 ======        ======       ======       ======
Year ended January 31, 2000
  Deducted from asset accounts:
    Allowance for doubtful accounts                              $  310        $  420       $  284(1)    $  446
    Reserve for cash and cooperative advertising discounts           49           116          129(1)        36
    Allowance for obsolete inventory                              1,509           548        1,137(2)       920
                                                                 ------        ------       ------       ------
      Total                                                      $1,868        $1,084       $1,550       $1,402
                                                                 ======        ======       ======       ======
Year ended January 31, 1999
  Deducted from asset accounts:
    Allowance for doubtful accounts                              $  260        $  364       $  314(1)    $  310
    Reserve for cash and cooperative advertising discounts           55            58           64(1)        49
    Allowance for obsolete inventory                                436         1,975          902(2)     1,509
                                                                 ------        ------       ------       ------
      Total                                                      $  751        $2,397       $1,280       $1,868
                                                                 ======        ======       ======       ======

(1)     Uncollectible accounts written off, net of recoveries.

(2)     Write-offs of obsolete inventory.