Form 10-Q
period 2001-04-30
ULTIMATE ELECTRONICS INC
filed 2001-06-14
CIK 911626

                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Quarterly Period Ended April 30, 2001

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

                                   YES _X_  NO

The number of outstanding shares of common stock as of June 13, 2001 was 11,013,249.

                           ULTIMATE ELECTRONICS, INC.

                                    FORM 10-Q

                                      INDEX

      PART I.    FINANCIAL INFORMATION

      Item 1.    Financial Statements:                                                           Page No.

                 Condensed Consolidated Balance Sheets as of April 30, 2001
                 (unaudited) and January 31, 2001 . . . . . . . . . . . . . . . . . . . . . .            3

                 Consolidated Statements of Operations for the three months ended
                 April 30, 2001 and 2000 (unaudited) .  .  .  .  .  .  .  .  .  . . . . . . .            4

                 Condensed Consolidated Statements of Cash Flows for the three months ended
                 April 30, 2001 and 2000 (unaudited)  .  .  .  .  .  .  .  .  . . . . . . . .            5

                 Notes to Condensed Consolidated Financial Statements (unaudited).  .  .  . .            6

      Item 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations .  .  .  .  .  .  .  .  .  .  .  .  .  . .  .  .  .  .            6

      Item 3.    Quantitative and Qualitative Disclosures About Market Risk   .  .  .  .  . .           10

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

      Item 3.    Defaults Upon Senior Securities .  .  .  .  .  .  .  .  .  .  .  .  .  . . .           11

      Item 4.    Submission of Matters to a Vote of Security Holders   .  .  .  .  .  . . . .           11

      Item 5.    Other Information .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           11

      Item 6.    Exhibits and Reports on Form 8-K .   .  .  .  .  .  .  .  .  .  .  .  .  . .           11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ULTIMATE ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (amounts in thousands, except share and per share data)

                                                          April 30,     January 31,
                                                            2001           2001
                                                         ------------  -----------
                                                         (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                               $   5,147   $    2,954
   Accounts receivable, net                                   30,485       28,499
   Merchandise inventories, net                               71,892       67,567
   Property held for sale                                          -        4,494
   Other assets                                                2,060        1,857
                                                         ------------  -----------
      Total current assets                                   109,584      105,371
Property and equipment, net                                   70,805       64,972
Other assets                                                   3,607        3,677
                                                         ------------  -----------
      Total assets                                        $  183,996   $  174,020
                                                         ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                        $  34,007    $  29,677
   Accrued liabilities                                        18,097       23,696
   Revolving line of credit                                   17,372        7,304
   Deferred revenue                                            2,081        2,248
   Other current liabilities                                     104          120
                                                         ------------  -----------
      Total current liabilities                               71,661       63,045
Deferred revenue, less current portion                         2,409        2,863
Capital lease obligations, including related parties           1,632        1,659
Other long term liabilities                                      483          483
                                                         ------------  -----------
     Total long term liabilities                               4,524        5,005
Commitments
Stockholders' equity:
   Preferred stock, par value $.01 per share
      Authorized shares - 10,000,000
      No shares issued and outstanding                             -            -
   Common stock, par value $.01 per share
      Authorized shares - 15,000,000
      Issued and outstanding shares: 10,956,065 and
        10,938,331 at April 30, 2001 and
        January 31, 2001                                         110          109
   Additional paid-in capital                                 73,432       73,290
   Retained earnings                                          34,269       32,571
                                                         ------------  -----------
      Total stockholders' equity                             107,811      105,970
                                                         ------------  -----------
      Total liabilities and stockholders' equity          $  183,996   $  174,020
                                                         ============  ===========


     See accompanying notes to Condensed Consolidated Financial Statements.

                                         ULTIMATE ELECTRONICS, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)
                                (amounts in thousands, except per share data)

                                                          Three Months Ended
                                                              April 30,
                                                       -------------------------
                                                          2001          2000
                                                       ------------  -----------
Sales                                                   $  115,132    $  95,006
Cost of goods sold                                          79,562       65,285
                                                       ------------  -----------
Gross profit                                                35,570       29,721
Selling, general and administrative expenses                32,728       26,821
                                                       ------------  -----------
Income from operations                                       2,842        2,900
Interest expense, net                                           58            8
                                                       ------------  -----------
Income before taxes and extraordinary item                   2,784        2,892
Income tax expense                                           1,086        1,084
                                                       ------------  -----------
Income before extraordinary item                             1,698        1,808
Extraordinary loss on early extinguishment of debt,
  net of taxes                                                   -          254
                                                       ------------  -----------
Net income                                               $   1,698    $   1,554
                                                       ============  ===========


Earnings per share before extraordinary item - basic     $    . 16    $    . 17
Earnings per share before extraordinary item - diluted   $    . 15    $    . 16
Earnings per share - basic                               $    . 16    $    . 15
Earnings per share - diluted                             $    . 15    $    . 14
Weighted average shares outstanding - basic                 10,945       10,714
Weighted average shares outstanding - diluted               11,433       11,336


See accompanying notes to Condensed Consolidated Financial Statements.

                            ULTIMATE ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                              (amounts in thousands)

                                                             Three Months Ended
                                                                 April 30,
                                                          -------------------------
                                                             2001         2000
                                                          -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash used in operating activities                     $   (4,393)   $   (2,764)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of investments available for sale              -        12,003
Purchases of property and equipment, net                     (3,582)       (6,937)
                                                          -----------  ------------
Net cash (used in) provided by investing activities          (3,582)        5,066

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term bonds payable                     -       (11,700)
Net borrowings under revolving credit agreement              10,068             -
Principal payments on term loans and capital lease
  obligations                                                   (43)          (98)
Proceeds from exercise of stock options                         143            82
                                                          -----------  ------------
Net cash provided by (used in) financing activities          10,168       (11,716)
                                                          -----------  ------------
Net increase (decrease) in cash and cash equivalents          2,193        (9,414)

Cash and cash equivalents at beginning of period              2,954        17,311
                                                          -----------  ------------
Cash and cash equivalents at end of period                 $  5,147      $  7,897
                                                          ===========  ============


See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 APRIL 30, 2001

1.   SIGNIFICANT ACCOUNTING POLICIES

     BACKGROUND

     Ultimate Electronics, Inc. is a leading specialty retailer of consumer electronics and home entertainment products located in the Rocky Mountain, Midwest and Southwest regions of the United States. The Company currently operates thirty-seven stores, including eighteen stores in Arizona, Idaho, Iowa, Nevada, New Mexico, Oklahoma, South Dakota and Utah under the trade name Ultimate Electronics, eleven stores in Colorado under the trade name SoundTrack and eight stores in Minnesota under the trade name Audio King.

     The Company's unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three-month period ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of individual consumers during the holiday selling season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001 and other filings with the Securities and Exchange Commission.

     PRINCIPLES OF CONSOLIDATION

     The unaudited condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

     NEW STORE OPENINGS

     On February 28, 2001 the Company opened its fifth Phoenix, Arizona metropolitan area store. On June 7, 2001 the Company announced plans to open thirteen new stores over the next two years in the Dallas/Ft. Worth , Texas area.

     RELATED PARTY/SALE-LEASEBACK TRANSACTION

     The Company purchased land and constructed a building for a new store located in Colorado Springs, Colorado. The store opened in November 2000. In February 2001, the Company entered into a sale-leaseback arrangement with Pearse Investment Company, L.L.L.P., an entity controlled by two principle stockholders of the Company, William J. and Barbara A. Pearse. There was no gain or loss recognized as a result of the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations and the financial statements and accompanying notes may contain statements that are not historical facts but are forward-looking statements that involve risks and uncertainties that could cause future results to vary materially from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends, estimates, plans or anticipates will, should, could or may occur, including reference to future profitability and steps being taken to achieve that result. Factors that could cause actual results to differ materially from the Company's projections, forecasts, estimates and expectations include, but are not limited to: risks related to the Company's ability to open and operate new stores; the Company's ability to profitably relocate and/or expand existing stores and the willingness of vendors to permit product sales over the internet; significant competition, including new competition from internet retailers; seasonal fluctuations in the Company's business; changes in trade regulations and currency fluctuations; risks regarding increases in promotional activities of competitors; the presence or absence of new products or product features in the Company's merchandise categories; changes in the distribution strategy of the Company's vendors; changes in vendor support for advertising and promotional programs; changes in the Company's merchandise sales mix; the results of financing efforts; fluctuations in consumer demand and preferences and general economic conditions. Please refer to a discussion of these and other factors in the Company's Annual Report on Form 10-K for the year ended January 31, 2001 and other filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

         RESULTS OF OPERATIONS

         Sales for the three months ended April 30, 2001 increased 21% to $115.1 million from $95.0 million for the three months ended April 30, 2000. Sales of comparable stores were flat for the quarter.

         Gross profit for the three months ended April 30, 2001 increased 20% to $35.6 million (30.9% of sales) from $29.7 million (31.3% of sales) for the three months ended April 30, 2000. Gross profit for the quarter was impacted by strong sales of digital televisions offset by slower growth in the home audio and mobile electronics product categories.

         Selling, general and administrative expenses for the three months ended April 30, 2001 were $32.7 million (28.4% of sales) compared to $26.8 million (28.2% of sales) for the three months ended April 30, 2000. The increase in selling, general and administrative expenses as a percentage of sales was directly related to infrastructure additions necessary for store expansion planned for the current year.

         The Company recorded income from operations of $2.8 million (2.5% of sales) for the three months ended April 30, 2001 compared to income from operations of $2.9 million (3.1% of sales) for the three months ended April 30, 2000.

         Net interest expense increased to $58,000 for the three months ended April 30, 2001 from $8,000 for the three months ended April 30, 2000 primarily due to higher average amounts outstanding under the Company's revolving line of credit.

         Extraordinary loss on early extinguishment of debt of $254,000 (net of taxes) for the three months ended April 30, 2000 relates to the repayment, in full, of the Company's 10.25% bonds on March 31, 2000.

         LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity for funding expansion and growth have been net cash from operations, revolving credit lines, term debt and issuances of common stock. The Company's primary cash requirements are related to expenditures for new store openings and the relocation and/or remodeling of existing store locations. These expenditures include preopening expenses and additional inventory for new or relocated stores, as well as working capital to support the Company's inventory requirements and selling, general and administrative expenses. The Company currently operates a total of thirty-seven stores in ten states.

         Net cash used in operating activities was $4.4 million for the three months ending April 30, 2001 compared to net cash used in operating activities of $2.8 million for the three months ending April 30, 2000. The increase in cash used in operating activities was primarily the result of increased merchandise inventory levels in the current year to support the new store additions and the related increased sales levels.

         Net cash used in investing activities was $3.6 million for the three months ending April 30, 2001 compared to net cash provided by investing activities of $5.1 million for the three months ending April 30, 2000. The Company had capital expenditures of $8.1 million directly related to new store openings during the three months ended April 30, 2001 compared to capital expenditures of $6.9 million for new store openings and the relocation and expansion of an existing store location in the same period of the previous year. In February 2001, the Company received $4.5 million in proceeds from a sale-leaseback arrangement on a new store in Colorado Springs, Colorado. During the first quarter of the prior year, the Company received $12.0 in proceeds from the sale of an investment available for sale, which matured on March 29, 2000.

         Net cash provided by financing activities was $10.2 million for the three months ending April 30, 2001 compared to net cash used in financing activities of $11.7 million for the three months ending April 30, 2000. Net cash provided by financing activities for the current year related primarily to net borrowings on the Company's revolving line of credit. Net cash used in financing activities for the prior year was primarily the result of repayment, in full, of the Company's 10.25% bonds on March 31, 2000.

         The Company intends to continue to expand into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with 30,000 to 34,000 square foot stores. In certain smaller markets, the store size may be as small as 20,000 square feet. With the exception of the Thornton, Colorado facility, all current stores are leased. The Company opened its fifth Phoenix, Arizona metropolitan area store on February 28, 2001. The Company expects to open three additional stores in the Phoenix metropolitan area over the next nine months. On September 11, 2000 the Company announced its entrance into the Oklahoma City, Oklahoma market with plans to open two new stores in the summer of fiscal 2002. On October 31, 2000 the Company announced plans for six new stores in the St. Louis, Missouri area with two to four stores expected to open in fiscal 2002 and the balance in fiscal 2003. On
         June 7, 2001 the Company announced plans to open thirteen new stores over the next two years in the Dallas/Ft. Worth, Texas area.

         The Company continues to analyze new store opportunities in existing markets to replace or expand some of its smaller locations. The Company's Fort Collins, Colorado store is expected to be expanded from 16,600 to 22,000 square feet in the fall of fiscal 2002. The Company also intends to expand its

         Rochester, Minnesota store from 3,900 to 5,600 square feet in the fall of fiscal 2002 and will be analyzing additional opportunities in the Minneapolis/St. Paul area over the next few years to relocate and/or expand a number of those locations.

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

         On September 30, 1998, the Company executed a three year $40 million credit agreement, as amended, with Foothill Capital Corporation, a wholly owned subsidiary of Wells Fargo Bank. Borrowings under this revolving line of credit are limited to the lesser of $40 million or 80% of eligible inventory and a portion of accounts receivable. As of April 30, 2001, the entire $40 million facility was available to the Company, of which $17.4 million was outstanding. Borrowings bear interest, payable monthly, based on a blend of LIBOR plus 2% and Wells Fargo Bank's prime rate minus 0.375%. Inventories, accounts receivable, equipment and intangibles secure the borrowings. The facility includes negative covenants that limit the Company's ability to, without the bank's prior approval, and subject to various exceptions, incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase the Company's capital stock, issue guarantees, sell assets or engage in transactions with affiliates. The facility also contains covenants regulating the Company's gross margins, inventory levels, tangible net worth and capital expenditures. The Company was in compliance with all borrowing covenants as of April 30, 2001.

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

         SEASONALITY

         The Company's business is affected by seasonal consumer buying patterns. As is the case with many other retailers, the Company's sales and profits have been greatest in the fourth quarter (which includes the holiday selling season). Due to the importance of the holiday selling season, any factors negatively impacting the holiday selling season could have a material adverse impact on the Company's financial condition and results of operations. Operating results are dependent on a number of factors, including discretionary consumer spending, which is affected by local, regional and national economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates and taxation. The Company's quarterly results of operations may fluctuate significantly as a result of a number of factors, including:

         o   the timing of new or relocated and expanded store openings;

         o   expenses related to relocation and expansion;

         o unexpected changes in volume related rebates from manufacturers;

         o   the success of new stores;

         o   and the impact of new stores on existing stores.

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

         CASH AND CASH EQUIVALENTS. As of April 30, 2001, the Company had $5.1 million in non-restricted cash and cash equivalents held in various non-interest bearing accounts. Management considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents investments are readily convertible to known amounts of cash, and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. The Company does not expect any material loss with respect to its cash and cash equivalents as a result of interest rate changes, and the estimated fair value of its cash and cash equivalents approximates original cost.

         OUTSTANDING DEBT OF THE COMPANY. The Company had a $40 million revolving line of credit on April 30, 2001. Borrowings under the line of credit bear interest, payable monthly, based on a blend of LIBOR plus 2% and Wells Fargo Bank's prime rate minus 0.375%. Borrowings under this credit facility were $17.4 million as of April 30, 2001. Increases in interest rates could increase interest expense associated with future borrowings by the Company, if any. The Company has not hedged against interest rate changes.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         The Company has hired Arthur Andersen to lead a process to upgrade its computer systems.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits:

                   Documents filed with this report:

                   None

               (b) Reports on Form 8-K:

                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Ultimate Electronics, Inc.




Date: June 14, 2001      By: /s/ Alan E. Kessock
---------------------       -------------------------
                                 Alan E. Kessock
                                 Senior Vice President, Chief Financial Officer, Secretary and a Director (Principal Financial and Accounting Officer)