Form 10-Q
period 2001-07-31
ULTIMATE ELECTRONICS INC
filed 2001-09-14
CIK 911626

Use these links to rapidly review the document
Ultimate Electronics, Inc. Form 10-Q Index

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2001

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                to

Commission file number 0-22532

ULTIMATE ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0585211 (I.R.S. employer identification no.)

321 West 84th Avenue, Suite A, Thornton, Colorado 80260
(Address of principal executive offices, zip code)

(303) 412-2500
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of outstanding shares of common stock as of September 13, 2001 was 11,066,490.

Ultimate Electronics, Inc.
Form 10-Q
Index

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTIMATE ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	July 31, 2001	January 31, 2001
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$6,775	$2,954
Accounts receivable, net	26,800	28,499
Merchandise inventories, net	77,385	67,567
Property held for sale	—	4,494
Other assets	2,222	1,857

Total current assets	113,182	105,371
Property and equipment, net	85,385	64,972
Other assets	3,508	3,677

Total assets	$202,075	$174,020

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$49,101	$29,677
Accrued liabilities	21,843	23,696
Revolving line of credit	14,338	7,304
Deferred revenue	1,917	2,248
Other current liabilities	107	120

Total current liabilities	87,306	63,045
Deferred revenue, less current portion	1,989	2,863
Capital lease obligations, including related parties	1,604	1,659
Other long term liabilities	483	483

Total long term liabilities	4,076	5,005
Commitments
Stockholders' equity:
Preferred stock, par value $.01 per share
Authorized shares—10,000,000
No shares issued and outstanding	—	—
Common stock, par value $.01 per share
Authorized shares—40,000,000
Issued and outstanding shares: 11,041,215 and 10,938,331 at July 31, 2001 and January 31, 2001	110	109
Additional paid-in capital	74,516	73,290
Retained earnings	36,067	32,571

Total stockholders' equity	110,693	105,970

Total liabilities and stockholders' equity	$202,075	$174,020

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2001	2000	2001	2000
Sales	$117,607	$101,978	$232,739	$196,984
Cost of goods sold	79,158	68,929	158,720	134,214

Gross profit	38,449	33,049	74,019	62,770
Selling, general and administrative expenses	35,517	29,441	68,245	56,262

Income from operations	2,932	3,608	5,774	6,508
Interest expense, net	31	38	89	46

Income before taxes and extraordinary item	2,901	3,570	5,685	6,462
Income tax expense	1,103	1,314	2,189	2,398

Income before extraordinary item	1,798	2,256	3,496	4,064
Extraordinary loss on early extinguishment of debt, net of taxes	—	—	—	254

Net income	$1,798	$2,256	$3,496	$3,810

Earnings per share before extraordinary item—basic	$.16	$.21	$.32	$.38
Earnings per share before extraordinary item—diluted	$.16	$.20	$.31	$.36
Earnings per share—basic	$.16	$.21	$.32	$.35
Earnings per share—diluted	$.16	$.20	$.31	$.34
Weighted average shares outstanding—basic	11,008	10,752	10,977	10,734
Weighted average shares outstanding—diluted	11,486	11,395	11,460	11,370

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended July 31,
	2001	2000
Cash Flows from Operating Activities:
Net cash provided by operating activities	$16,168	$2,966
Cash Flows from Investing Activities:
Proceeds from sale of investments available for sale	—	12,003
Purchases of property and equipment, net	(20,541)	(14,109)

Net cash used in investing activities	(20,541)	(2,106)
Cash Flows from Financing Activities:
Principal payments on long-term bonds payable	—	(11,700)
Net borrowings under revolving credit agreement	7,034	—
Principal payments on term loans and capital lease obligations	(67)	(296)
Proceeds from exercise of stock options	1,227	278

Net cash provided by (used in) financing activities	8,194	(11,718)

Net increase (decrease) in cash and cash equivalents	3,821	(10,858)
Cash and cash equivalents at beginning of period	2,954	17,311

Cash and cash equivalents at end of period	$6,775	$6,453

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 31, 2001

1. Significant Accounting Policies

  Background

    Ultimate Electronics, Inc. is a leading specialty retailer of consumer electronics and home entertainment products located in the Rocky Mountain, Midwest and Southwest regions of the United States. The Company currently operates forty-one stores, including twenty-two stores in Arizona, Idaho, Iowa, Nevada, New Mexico, Oklahoma, South Dakota and Utah under the trade name Ultimate Electronics, eleven stores in Colorado under the trade name SoundTrack and eight stores in Minnesota under the trade name Audio King.

    The Company's unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of individual consumers during the holiday selling season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001 and other filings with the Securities and Exchange Commission.

  Principles of Consolidation

    The unaudited condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

  New Store Openings

    On June 27, 2001 the Company opened its sixth Phoenix, Arizona metropolitan area store. On July 25, 2001 the Company entered the Oklahoma City, Oklahoma market with two new stores. On August 1, 2001 the Company opened its seventh Phoenix, Arizona metropolitan area store.

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

  Common Stock Issuances

    The Company issued 85,150 shares of common stock during the second quarter, 51,390 of which were issued through its Employee Stock Purchase Plan and the remainder through option exercises from its Stock Option Plan.

  Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of indefinite lived intangible assets. However, SFAS 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements are required to be adopted by the Company on February 1, 2002 and for any acquisitions entered into after July 1, 2001. The Company is currently evaluating the impact upon adoption of these statements on its financial position, results of operations and cash flows.

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

  Results of Operations

    Sales for the three months ended July 31, 2001 increased 15% to $117.6 million from $102.0 million for the three months ended July 31, 2000. Sales for the six months ended July 31, 2001 were $232.7 million, an increase of 18% from sales of $197.0 million for the six months ended July 31, 2000. The increase in sales was substantially the result of the six new stores added between July 2000 and June 2001 in the Phoenix, Arizona metropolitan area. Sales of comparable stores were down 5% and 3%, respectively, for the three and six months ended July 31, 2001.

    Gross profit for the three months ended July 31, 2001 increased 16% to $38.4 million (32.7% of sales) from $33.0 million (32.4% of sales) for the three months ended July 31, 2000. Gross profit for the six months ended July 31, 2001 increased 18% to $74.0 million (31.8% of sales) compared to $62.8 million (31.9% of sales) for the six months ended July 31, 2000. Gross profit for the quarter was impacted by strong sales of digital televisions at higher margins than analog televisions as well as slightly higher margins in most of the Company's other categories.

    Selling, general and administrative expenses for the three months ended July 31, 2001 were $35.5 million (30.2% of sales) compared to $29.4 million (28.9% of sales) for the three months ended July 31, 2000. Selling, general and administrative expenses for the six months ended July 31, 2001 were $68.2 million (29.3% of sales) compared to $56.3 million (28.6% of sales) for the six months ended July 31, 2000. The increase in selling, general and administrative expenses as a percentage of sales was directly related to infrastructure additions necessary for store expansion planned by the Company for this year and next as well as lower comparable store sales.

    The Company recorded income from operations of $2.9 million (2.5% of sales) for the three months ended July 31, 2001 compared to income from operations of $3.6 million (3.5% of sales) for the three months ended July 31, 2000. Income from operations was $5.8 million (2.5% of sales) for the six months ended July 31, 2001 compared to $6.5 million (3.3% of sales) for the six months ended July 31, 2000.

    Net interest expense was $31,000 and $89,000, respectively, for the three and six months ended July 31, 2001 compared to $38,000 and $46,000, respectively, for the three and six months ended July 31, 2000.

    Extraordinary loss on early extinguishment of debt of $254,000 (net of taxes) for the six months ended July 31, 2000 relates to the repayment, in full, of the Company's 10.25% bonds on March 31, 2000.

  Liquidity and Capital Resources

    Historically, the Company's primary sources of liquidity for funding expansion and growth have been net cash from operations, revolving credit lines, term debt and issuances of common stock. The Company's primary cash requirements are related to expenditures for new store openings and the relocation and/or remodeling of existing store locations. These expenditures include preopening expenses and additional inventory for new or relocated stores, as well as working capital to support the Company's inventory requirements and selling, general and administrative expenses. The Company currently operates a total of forty-one stores in ten states.

    Net cash provided by operating activities was $16.2 million for the six months ended July 31, 2001 compared to net cash provided by operating activities of $3.0 million for the six months ended July 31, 2000 primarily due to higher accounts payable balances partially offset by higher inventory balances in the current year.

    Net cash used in investing activities was $20.5 million for the six months ended July 31, 2001 compared to net cash used in investing activities of $2.1 million for the six months ended July 31, 2000. The Company had capital expenditures of $25.0 million during the six months ended July 31, 2001 primarily related to new store openings, the installation of warehouse management software, the reconfiguration of the Company's warehouse distribution center and upgrades to the Company's information systems. For the six months ended July 31, 2000 the Company had capital expenditures of $14.1 million for new store openings and the relocation and expansion of an existing store location. In February 2001, the Company received $4.5 million in proceeds from a sale-leaseback arrangement on a new store in Colorado Springs, Colorado. During the first six months of the prior year, the Company received $12.0 in proceeds from the sale of an investment available for sale, which matured on March 29, 2000.

    Net cash provided by financing activities was $8.2 million for the six months ended July 31, 2001 compared to net cash used in financing activities of $11.7 million for the six months ended July 31, 2000. Net cash provided by financing activities for the current year related primarily to net borrowings on the Company's revolving line of credit. Net cash used in financing activities for the prior year was primarily the result of repayment, in full, of the Company's 10.25% bonds on March 31, 2000.

    The Company intends to continue to expand into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with 30,000 to 34,000 square foot stores. In certain smaller markets, the store size may be as small as 22,000 square feet. With the exception of the Thornton, Colorado facility, all current stores are leased. The Company opened its sixth and seventh Phoenix, Arizona metropolitan area stores on June 27 and August 1, 2001, respectively. The Company expects to open an additional Phoenix metropolitan area store in November 2001. On July 25, 2001 the Company entered the Oklahoma City, Oklahoma market with two new stores. On October 31, 2000 the Company announced plans for six new stores in the St. Louis, Missouri area with two to four stores expected to open in fiscal 2002 and the balance in fiscal 2003. On June 7, 2001 the Company announced plans to open thirteen new stores over the next two years in the Dallas/Ft. Worth, Texas area.

    The Company continues to analyze new store opportunities in existing markets to replace or expand some of its smaller locations. With the addition of a new warehouse and install facility, the Company's Fort Collins, Colorado store is expected to be expanded from 16,600 to 24,000 square feet in the Fall of 2001. The Company also intends to expand its Rochester, Minnesota store from 3,900 to 5,600 square feet in the fall of fiscal 2002 and is analyzing additional opportunities in the Minneapolis/St. Paul area to relocate and/or expand a number of those locations. This process is expected to be ongoing over the next few years.

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

    On September 30, 1998, the Company executed a three-year $40 million credit agreement, as amended, with Foothill Capital Corporation, a wholly owned subsidiary of Wells Fargo Bank. Borrowings under this revolving line of credit are limited to the lesser of $40 million or 80% of eligible inventory and a portion of accounts receivable. As of July 31, 2001, the entire $40 million facility was available to the Company, of which $14.3 million was outstanding. Borrowings bear interest, payable monthly, based on a blend of LIBOR plus 2% and Wells Fargo Bank's prime rate minus 0.375%. Inventories, accounts receivable, equipment and intangibles secure the borrowings. The facility includes negative covenants that limit the Company's ability to, without the bank's prior approval, and subject to various exceptions, incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase the Company's capital stock, issue guarantees, sell assets or engage in transactions with affiliates. The facility also contains covenants regulating the Company's gross margins, inventory levels, tangible net worth and capital expenditures. The Company was in compliance with all borrowing covenants as of July 31, 2001. The Company's current line of credit agreement expires on September 30, 2001. The Company is currently negotiating a new $80 million line of credit agreement with Wells Fargo Retail Finance, a subsidiary of Foothill Capital Corporation, to replace its existing agreement and expects to have a new agreement finalized prior to the expiration of the existing agreement.

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

  Seasonality

    The Company's business is affected by seasonal consumer buying patterns. As is the case with many other retailers, the Company's sales and profits have been greatest in the fourth quarter (which includes the holiday selling season). Due to the importance of the holiday selling season, any factors negatively impacting the holiday selling season could have a material adverse impact on the Company's financial condition and results of operations. Operating results are dependent on a number of factors, including discretionary consumer spending, which is affected by local, regional and national economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates and taxation. The Company's quarterly results of operations may fluctuate significantly as a result of a number of factors, including:

  •
  the timing of new or relocated and expanded store openings;

  •
  expenses related to relocation and expansion;

  •
  unexpected changes in volume related rebates from manufacturers;

  •
  the success of new stores; and

  •
  the impact of new stores on existing stores.

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

    Cash and Cash Equivalents.  As of July 31, 2001, the Company had $6.8 million in non-restricted cash and cash equivalents held in various non-interest bearing accounts. Management considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    Outstanding Debt of the Company.  The Company had a $40 million revolving line of credit on July 31, 2001. Borrowings under the line of credit bear interest, payable monthly, based on a blend of LIBOR plus 2% and Wells Fargo Bank's prime rate minus 0.375%. Borrowings under this credit facility were $14.3 million as of July 31, 2001. Increases in interest rates could increase interest expense associated with future borrowings by the Company, if any. The Company has not hedged against interest rate changes.

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

    None

Item 3. Defaults Upon Senior Securities.

    None

Item 4. Submission of Matters to a Vote of Security Holders.

    The 2001 Annual Meeting of Stockholders of Ultimate Electronics, Inc. was held on June 21, 2001. At the meeting, Alan E. Kessock and Robert W. Beale were elected as Class I Directors for three-year terms expiring at the 2004 Annual Meeting of Stockholders. William J. Pearse, J. Edward McEntire, David J. Workman, Randall F. Bellows and Larry D. Strutton continue in their respective terms as Directors of the Company.

    The matters voted upon and passed at the Meeting were the election of the above noted Directors, the proposal to approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the authorized number of shares from 25,000,000 to 50,000,000, of which the number of shares of common stock shall be increased from 15,000,000 to 40,000,000 and the number of shares of preferred stock shall remain at 10,000,000, and the ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending January 31, 2002. The results of the voting on these matters is outlined in the following table:

Proposal	Votes For	Votes Against	Votes Abstained
Election of Directors:
Alan E. Kessock	8,653,493	0	1,774,810
Robert W. Beale	10,286,808	0	141,495
Proposal to amend the Company's Amended and Restated Certificate of Incorporation	8,524,294	1,893,407	10,602
Ratification of Ernst & Young LLP	10,357,998	67,361	2,944

Item 5. Other Information.

    None

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

      Documents filed with this report:

      None

  (b)
  Reports on Form 8-K:

      None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTIMATE ELECTRONICS, INC.
Date: September 13, 2001	By:	/s/ ALAN E. KESSOCK Alan E. Kessock Senior Vice President, Chief Financial Officer, Secretary and a Director (Principal Financial and Accounting Officer)