Form 10-Q
period 2001-10-31
ULTIMATE ELECTRONICS INC
filed 2001-12-14
CIK 911626

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the Quarterly Period Ended October 31, 2001 or

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
     (State or other jurisdiction of                (I.R.S. employer
           identification no.)               incorporation or organization)


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

                               YES /X/   NO / /

The number of outstanding shares of common stock as of December 12, 2001 was 11,111,567.

                           ULTIMATE ELECTRONICS, INC.

                                    FORM 10-Q

                                      INDEX

                                                                              Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of October 31, 2001
          (unaudited) and January 31, 2001....................................   3

          Consolidated Statements of Operations for the three and nine months
          ended October 31, 2001 and 2000 (unaudited).........................   4

          Condensed Consolidated Statements of Cash Flows for the nine months
          ended October 31, 2001 and 2000 (unaudited).........................   5

          Notes to Condensed Consolidated Financial Statements (unaudited)....   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................   7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........  11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................  11

Item 2.   Changes in Securities...............................................  11

Item 3.   Defaults Upon Senior Securities.....................................  12

Item 4.   Submission of Matters to a Vote of Security Holders.................  12

Item 5.   Other Information...................................................  12

Item 6.   Exhibits and Reports on Form 8-K....................................  12


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ULTIMATE ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (amounts in thousands, except share and per share data)

                                                            October 31,      January 31,
                                                               2001              2001
                                                            -----------      -----------
                                                            (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                                 $  2,209         $  2,954
   Accounts receivable, net                                    31,429           28,499
   Merchandise inventories, net                                89,259           67,567
   Property held for sale                                          --            4,494
   Other assets                                                 2,660            1,857
                                                             --------         --------
      Total current assets                                    125,557          105,371
Property and equipment, net                                    98,793           64,972
Other assets                                                    3,462            3,677
                                                             --------         --------
      Total assets                                           $227,812         $174,020
                                                             ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                          $ 49,222         $ 29,677
   Accrued liabilities                                         23,316           23,696
   Revolving line of credit                                        --            7,304
   Deferred revenue                                             1,750            2,248
   Other current liabilities                                      110              120
                                                             --------         --------
      Total current liabilities                                74,398           63,045
Revolving line of credit                                       37,277               --
Deferred revenue, less current portion                          1,612            2,863
Capital lease obligations, including related parties            1,575            1,659
Other long term liabilities                                       483              483
                                                             --------         --------
     Total long term liabilities                               40,947            5,005
Commitments
Stockholders' equity:
   Preferred stock, par value $.01 per share
      Authorized shares - 10,000,000
      No shares issued and outstanding                             --               --
   Common stock, par value $.01 per share
      Authorized shares - 40,000,000
      Issued and outstanding shares: 11,066,002
      and 10,938,331 at October 31, 2001 and
      January 31, 2001                                            110              109
   Additional paid-in capital                                  74,610           73,290
   Retained earnings                                           37,747           32,571
                                                             --------         --------
      Total stockholders' equity                              112,467          105,970
                                                             --------         --------
      Total liabilities and stockholders' equity             $227,812         $174,020
                                                             ========         ========

See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (amounts in thousands, except per share data)

                                                                 Three Months Ended                  Nine Months Ended
                                                                     October 31,                        October 31,
                                                               -------------------------         -------------------------
                                                                 2001            2000              2001             2000
                                                               --------         --------         --------         --------
Sales                                                          $132,803         $117,207         $365,542         $314,191
Cost of goods sold                                               90,565           79,473          249,285          213,687
                                                               --------         --------         --------         --------

Gross profit                                                     42,238           37,734          116,257          100,504
Selling, general and administrative expenses                     39,443           32,285          107,688           88,547
                                                               --------         --------         --------         --------
Income from operations                                            2,795            5,449            8,569           11,957
Interest expense, net                                                63               29              152               75
                                                               --------         --------         --------         --------
Income before taxes and extraordinary item                        2,732            5,420            8,417           11,882
Income tax expense                                                1,052            2,033            3,241            4,431
                                                               --------         --------         --------         --------
Income before extraordinary item                                  1,680            3,387            5,176            7,451
Extraordinary loss on early extinguishment
of debt, net of taxes                                                --               --               --              254
                                                               --------         --------         --------         --------
Net income                                                     $  1,680         $  3,387         $  5,176         $  7,197
                                                               ========         ========         ========         ========

Earnings per share before extraordinary item - basic           $    .15         $    .31         $    .47         $    .69
Earnings per share before extraordinary item - diluted         $    .15         $    .30         $    .45         $    .65
Earnings per share - basic                                     $    .15         $    .31         $    .47         $    .67
Earnings per share - diluted                                   $    .15         $    .30         $    .45         $    .63
Weighted average shares outstanding - basic                      11,059           10,804           11,005           10,757
Weighted average shares outstanding - diluted                    11,479           11,455           11,468           11,390


See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)

                                                                            Nine Months Ended
                                                                               October 31,
                                                                       --------------------------
                                                                         2001              2000
                                                                       --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities                    $  4,644          $ (8,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments available for sale                         --            12,003
Purchases of property and equipment, net                                (36,589)          (18,089)
                                                                       --------          --------
Net cash used in investing activities                                   (36,589)           (6,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term bonds payable                                --           (11,700)
Net borrowings under revolving credit agreement                          29,973            13,716
Principal payments on term loans and capital lease obligations              (94)             (309)
Proceeds from exercise of stock options                                   1,321               473
                                                                       --------          --------
Net cash provided by financing activities                                31,200             2,180
                                                                       --------          --------
Net decrease in cash and cash equivalents                                  (745)          (12,583)

Cash and cash equivalents at beginning of period                          2,954            17,311
                                                                       --------          --------
Cash and cash equivalents at end of period                             $  2,209          $  4,728
                                                                       ========          ========

See accompanying notes to Condensed Consolidated Financial Statements.

                           ULTIMATE ELECTRONICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                OCTOBER 31, 2001


1.   SIGNIFICANT ACCOUNTING POLICIES

     BACKGROUND

     Ultimate Electronics, Inc. is a leading specialty retailer of consumer electronics and home entertainment products located in the Rocky Mountain, Midwest and Southwest regions of the United States. The Company currently operates forty-six stores, including twenty-seven stores in Arizona, Idaho, Iowa, Missouri, Nevada, New Mexico, Oklahoma, South Dakota and Utah under the trade name Ultimate Electronics, eleven stores in Colorado under the trade name SoundTrack and eight stores in Minnesota under the trade name Audio King.

     The Company's unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the statements include all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of individual consumers during the holiday selling season. These patterns tend to moderately concentrate sales in the latter half of the year, particularly in the fourth quarter. For further information, refer to the financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001 and other filings with the Securities and Exchange Commission.

     PRINCIPLES OF CONSOLIDATION

     The unaudited condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

     REVOLVING LINE OF CREDIT AGREEMENT

     On September 28, 2001, the Company entered into a three-year $50 million credit agreement with Wells Fargo Retail Finance, LLC. On December 12, 2001 the Company amended the agreement to increase the credit limit to $80 million. The agreement replaced the Company's previous $40 million line of credit agreement with Foothill Capital Corporation, a wholly owned subsidiary of Wells Fargo Bank. Borrowings under this revolving line of credit are limited to the lesser of $80 million or 70% of eligible inventory plus the lesser of 70% of eligible accounts receivable and $2,500,000. Borrowings under this credit facility were $37.3 million as of October 31, 2001. Borrowings bear interest, payable monthly, based on a blend of LIBOR plus 1.75% to 2.25% and Wells Fargo Bank's prime rate minus 0.375%. Inventories, accounts receivable, equipment and intangibles secure the borrowings.

     NEW STORE OPENINGS

     On October 31, 2001 the Company opened its eighth Phoenix, Arizona metropolitan area store. On November 14, 2001 the Company entered the St. Louis, Missouri market with two new stores and opened two additional new stores in that market on December 5, 2001.

     RELATED PARTY/SALE-LEASEBACK TRANSACTION

     During 2000 the Company purchased land and constructed a building for a new store located in Colorado Springs, Colorado. The store opened in November 2000. In February 2001, the Company entered into a sale-leaseback arrangement with Pearse Investment Company, LLLP, an entity controlled by two principle stockholders of the Company, William J. and Barbara A. Pearse. There was no gain or loss recognized as a result of the sale.

     COMMON STOCK ISSUANCES

     The Company issued 127,671 shares of common stock during the nine months ended October 31, 2001, of which 76,769 were issued upon exercise of options granted under its Stock Option Plan and 50,902 were issued through its Employee Stock Purchase Plan.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, BUSINESS COMBINATIONS ("SFAS 141") and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). SFAS 141 requires companies to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. SFAS 142 eliminates amortization of goodwill and amortization of indefinite-lived intangible assets. However, SFAS 142 also requires the Company to perform impairment tests at least annually on all goodwill and other intangible assets. These statements are required to be adopted by the Company on February 1, 2002 and for any acquisitions entered into after July 1, 2001. The Company is currently evaluating the impact upon adoption of these statements on its financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report on Form 10-Q contains statements that are not historical facts but are forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. Such statements involve risks and uncertainties and there can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements address activities, events, or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as the anticipated costs of new store openings, expansions and relocations of existing stores, and its ability to obtain additional financing to fund its operations, debt repayment and expansion. Factors that could cause actual results to differ materially from the Company's projections, forecasts, estimates and expectations include, but are not limited to: risks related to the Company's ability to open and operate new stores; the Company's ability to profitably relocate and/or expand existing stores; the willingness of vendors to permit product sales over the internet; significant competition, including new competition from internet retailers; seasonal fluctuations in the Company's business; changes in trade regulations and currency fluctuations; risks regarding increases in promotional activities of competitors; the presence or absence of new products or product features in the Company's merchandise categories; changes in the distribution strategy of the Company's vendors; changes in vendor support for advertising and promotional programs; changes in the Company's merchandise sales mix; the results of financing efforts; fluctuations in consumer demand and preferences; terrorism and acts of war; budgets and plans; earnings per share projections and general economic conditions. Please refer to a discussion of these and other factors in the Company's Annual Report on Form 10-K for the year ended January 31, 2001 and other filings with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

     RESULTS OF OPERATIONS

     Sales for the three months ended October 31, 2001 increased 13% to $132.8 million from $117.2 million for the three months ended October 31, 2000. Sales for the nine months ended October 31, 2001 were $365.5 million, an increase of 16% from sales of $314.2 million for the nine months ended October 31, 2000. The increase in sales was substantially the result of new store openings. Sales of comparable stores were down 6% and 4%, respectively, for the three and nine months ended October 31, 2001.

     Gross profit for the three months ended October 31, 2001 increased 12% to $42.2 million (31.8% of sales) from $37.7 million (32.2% of sales) for the three months ended October 31, 2000. Gross profit for the nine months ended October 31, 2001 increased 16% to $116.3 million (31.8% of sales) compared to $100.5 million (32.0% of sales) for the nine months ended October 31, 2000. Gross profit for the quarter was impacted by the continued shift in mix towards television and DVD and away from the home and mobile audio product categories.

     Selling, general and administrative expenses for the three months ended October 31, 2001 were $39.4 million (29.7% of sales) compared to $32.3 million (27.5% of sales) for the three months ended October 31, 2000. Selling, general and administrative expenses for the nine months ended October 31, 2001 were $107.7 million (29.5% of sales) compared to $88.5 million (28.2% of sales) for the nine months ended October 31, 2000. The increase in selling, general and administrative expenses as a percentage of sales was directly related to infrastructure additions to facilitate the store expansion this year and next, higher preopening expenses due to more store openings this year compared to last year as well as lower comparable store sales.

     The Company recorded income from operations of $2.8 million (2.1% of sales) for the three months ended October 31, 2001 compared to income from operations of $5.4 million (4.7% of sales) for the three months ended October 31, 2000. Income from operations was $8.6 million (2.3% of sales) for the nine months ended October 31, 2001 compared to $12.0 million (3.8% of sales) for the nine months ended October 31, 2000.

     Net interest expense was $63,000 and $152,000, respectively, for the three and nine months ended October 31, 2001 compared to $29,000 and $75,000, respectively, for the three and nine months ended October 31, 2000.

     Extraordinary loss on early extinguishment of debt of $254,000 (net of taxes) for the nine months ended October 31, 2000 relates to the repayment, in full, of the Company's 10.25% bonds on March 31, 2000.

     LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of liquidity for funding expansion and growth have been net cash from operations, revolving credit lines, term debt and issuances of common stock. The Company's primary cash requirements are related to expenditures for new store openings and the relocation and/or remodeling of existing store locations. These expenditures include preopening expenses and additional inventory for new or relocated stores, as well as working capital to support the Company's inventory requirements and selling, general and administrative expenses. The Company currently operates a total of forty-six stores in eleven states.

     Net cash provided by operating activities was $4.6 million for the nine months ended October 31, 2001 compared to net cash used in operating activities of $8.7 million for the nine months ended October 31, 2000. This increase was primarily due to higher accounts payable balances partially offset by higher inventory balances in the current year.

     Net cash used in investing activities was $36.6 million for the nine months ended October 31, 2001 compared to net cash used in investing activities of $6.1 million for the nine months ended October 31, 2000. The Company had capital expenditures of $41.1 million during the nine months ended October 31, 2001 primarily related to new store openings, the installation of warehouse management software, the reconfiguration of the Company's warehouse distribution center and upgrades to the Company's information systems. In February, 2001 the Company received $4.5 million in proceeds from a sale-leaseback arrangement on a new store in Colorado Springs, Colorado. In October, 2001 the Company increased the size of its main distribution center in Thornton, Colorado by 50,000 square feet with the ability to further increase the warehouse by another 100,000 square feet at a future date. For the nine months ended October 31, 2000 the Company had capital expenditures of $18.1 million for new store openings and the relocation and expansion of an existing store location. The Company also received $12.0 in proceeds from the sale of an investment available for sale, which matured on March 29, 2000.

     Net cash provided by financing activities was $31.2 million for the nine months ended October 31, 2001 compared to net cash provided by financing activities of $2.2 million for the nine months ended October 31, 2000. Net cash provided by financing activities for the current year related primarily to net borrowings on the Company's revolving line of credit. Net cash provided by financing activities for the prior year was primarily the result of borrowings on the Company's revolving line of credit partially offset by repayment, in full, of the Company's 10.25% bonds on March 31, 2000.

     The Company intends to continue to expand into select metropolitan areas in the Rocky Mountain, Midwest and Southwest regions with 30,000 to 34,000 square foot stores. In certain smaller markets, the store size may be as small as 22,000 square feet. With the exception of the Thornton, Colorado facility, all current stores are leased. The Company opened its eighth Phoenix, Arizona metropolitan area store on October 31, 2001. The Company entered the St. Louis, Missouri market on November 14, 2001 with two new stores and opened two additional new stores in that market on December 5, 2001. The Company expects to open two additional new stores in the St. Louis, Missouri market in the summer of 2002. On June 7, 2001 the Company announced plans to open thirteen new stores over the next two years in the Dallas/Ft. Worth, Texas area. Six of these stores are planned to be open by late summer of 2002 with an additional two to four stores by November 2002.

     The Company continues to analyze new store opportunities in existing markets to replace or expand some of its smaller locations. With the addition of a new warehouse and install facility, the Company's Fort Collins, Colorado store was expanded from 16,600 to 24,000 square feet in October, 2001. The Company also expanded its Rochester, Minnesota store from 3,900 to 5,600 square feet in November, 2001 and is analyzing additional opportunities in the Minneapolis/St. Paul area to relocate and/or expand a number of those locations. This process is expected to be ongoing over the next few years.

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

     On September 28, 2001, the Company entered into a three-year $50 million credit agreement with Wells Fargo Retail Finance, LLC. On December 12, 2001 the Company amended the agreement to increase the credit limit to $80 million. The agreement replaced the Company's previous $40 million line of credit agreement with Foothill Capital Corporation, a wholly owned subsidiary of Wells Fargo Bank. Borrowings under this revolving line of credit are limited to the lesser of $80 million or 70% of eligible inventory plus the lesser of 70% of eligible accounts receivable and $2,500,000. Borrowings under this credit facility were $37.3 million as of October 31, 2001. Borrowings bear interest, payable monthly, based on a blend of LIBOR plus 1.75% to 2.25% and Wells Fargo Bank's prime rate minus 0.375%. Inventories, accounts receivable, equipment and intangibles secure the borrowings. The facility includes negative covenants that limit the Company's ability to, without the bank's prior approval, and subject to various exceptions, incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase the Company's capital stock, issue guarantees, sell assets or engage in transactions with affiliates. The facility also contains covenants regulating the Company's gross margins, inventory levels, tangible net worth and capital expenditures. The Company was in compliance with all borrowing covenants as of October 31, 2001.

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

     SEASONALITY

     The Company's business is affected by seasonal consumer buying patterns. As is the case with many other retailers, the Company's sales and profits are greatest in the fourth quarter (which includes the holiday selling season). Due to the importance of the holiday selling season, any factors negatively impacting the holiday selling season could have a material adverse impact on the Company's financial condition and results of operations. Operating results are dependent on a number of factors, including discretionary consumer spending, which is affected by local, regional and national economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates and taxation. The Company's quarterly results of operations may fluctuate significantly as a result of a number of factors, including:

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

     CASH AND CASH EQUIVALENTS. As of October 31, 2001, the Company had $2.2 million in non-restricted cash and cash equivalents held in various non-interest bearing accounts. Management considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     OUTSTANDING DEBT OF THE COMPANY. The Company had a $50 million revolving line of credit on October 31, 2001. Borrowings under the line of credit bear interest, payable monthly, based on a blend of LIBOR plus 1.75% to 2.25% and Wells Fargo Bank's prime rate minus 0.375%. Borrowings under this credit facility were $37.3 million as of October 31, 2001. Increases in interest rates could increase interest expense associated with future borrowings by the Company, if any. The Company has not hedged against interest rate changes.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     On September 28, 2001, the Company entered into a three-year $50 million credit agreement with Wells Fargo Retail Finance, LLC. On December 7, 2001 the Company amended the agreement to increase the credit limit to $80 million. The agreement replaced the Company's previous $40 million line of credit agreement with Foothill Capital Corporation, a wholly owned subsidiary of Wells Fargo Bank. Borrowings under this revolving line of credit are limited to the lesser of $80 million or 70% of eligible inventory plus the lesser of 70% of eligible accounts receivable and $2,500,000. Borrowings under this credit facility were $37.3 million as of October 31, 2001. Borrowings bear interest, payable monthly, based on a blend of LIBOR plus 1.75% to 2.25% and Wells Fargo Bank's prime rate minus 0.375%. Inventories, accounts receivable, equipment and intangibles secure the borrowings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          Documents filed with this report:

          10.1 Second Amended and Restated Loan and Security Agreement by and among Ultimate Electronics, Inc. and Wells Fargo Retail Finance, LLC dated September 28, 2001. The exhibits and schedules to the Agreement, which are listed in the Agreement, are omitted. Ultimate Electronics agrees to supplementally furnish to the Commission a copy of any such exhibit or schedule upon request.

          10.2 First Amendment to Second Amended and Restated Loan and Security Agreement dated December 12, 2001.

     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Ultimate Electronics, Inc.




Date: December 13, 2001                 By: /s/ Alan E. Kessock
                                            ------------------------------------
                                            Alan E. Kessock
                                            Senior Vice President, Chief
                                            Financial Officer, Secretary and a
                                            Director (Principal Financial
                                            and Accounting Officer)

                                  EXHIBIT INDEX

NUMBER    DESCRIPTION OF EXHIBITS
------    -----------------------
10.1      Second Amended and Restated Loan and Security Agreement by and among
          Ultimate Electronics, Inc. and Wells Fargo Retail Finance, LLC dated
          September 28, 2001.

10.2      First Amendment to Second Amended and Restated Loan and Security
          Agreement dated December 12, 2001.
