Form 10-K
period 2001-12-31
ULTIMATE ELECTRONICS INC
filed 2002-03-26
CIK 911626

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-22532

ULTIMATE ELECTRONICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation or Organization)	84-0585211 (I.R.S. Employer Identification No.)
321 W. 84th Avenue, Suite A Thornton, CO (Address of principal executive office)	80260 (Zip Code)

Registrant's telephone number, including area code: (303) 412-2500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value Per Share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $197,012,783 as of March 1, 2002

        The number of shares of Common Stock outstanding as of March 1, 2002 was 11,245,545.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report on Form 10-K

TABLE OF CONTENTS

ITEM 1:	BUSINESS
Overview
Business Strategy
Growth Strategy
Store Operations
Merchandising and Inventory
Advertising and Marketing
Management Information System
Competition
Intellectual Property
Employees
Seasonality
Corporate Information
Risk Factors
Forward-Looking Statements
ITEM 2:	PROPERTIES
ITEM 3:	LEGAL PROCEEDINGS
ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5:	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
ITEM 6:	SELECTED FINANCIAL DATA
ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Overview
Critical Accounting Policies
Results of Operations
Fiscal 2002 Compared to Fiscal 2001
Fiscal 2001 Compared to Fiscal 2000
Quarterly Results of Operations
Liquidity and Capital Resources
Impact of Inflation
Recently Issued Accounting Standards
ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 10:	DIRECTORS AND CERTAIN EXECUTIVE OFFICERS OF ULTIMATE ELECTRONICS, INC.
ITEM 11:	EXECUTIVE COMPENSATION
ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I

ITEM 1: BUSINESS

Overview

        Ultimate Electronics is a leading specialty retailer of consumer electronics and home entertainment products in the Rocky Mountain, Midwest and Southwest regions of the United States. We focus on mid- to high-end audio, video, television and mobile electronics products sold by a highly trained, knowledgeable, commissioned sales force. We offer over 4,000 stock keeping units (SKU's) at a wide range of price points representing approximately 150 brands, including a broad presentation of the most popular names and a large selection of limited-distribution, upscale brands and lines. We emphasize products with the latest technology by dedicating significant resources to their promotion, advertising, merchandising and related product training. We believe our commitment to technologically advanced products, combined with our highly trained sales force, allows us to capitalize on the growing demand for consumer electronics products, which is being driven by digital technologies.

        We showcase our consumer electronics products in an upscale, demonstration-oriented store format (generally between 30,000 and 34,000 square feet), which enables customers to sample and compare features and functions of the many products we offer. We also provide a complete menu of value-added services, including home installation by our own technicians. We believe our differentiating characteristics, together with our parity pricing strategy and satisfaction guarantees, often make us the preferred retailer for consumer electronics.

        We operate 46 stores in Arizona, Colorado, Idaho, Iowa, Minnesota, Missouri, Nevada, New Mexico, Oklahoma, South Dakota and Utah. We opened 10 stores in fiscal 2002 and plan to continue our store expansion program by opening 10 to 12 new stores during each of fiscal 2003 and 2004.

Business Strategy

        Our objective is to enhance our position as a leading specialty retailer of consumer electronics and home entertainment products. Key elements of this strategy include:

        Offering an Extensive Selection of Products at a Wide Range of Price Points, with the Focus on Mid- to High-End Audio and Video Products.    Our broad merchandise mix of widely distributed brands includes a significant variety of high-end SKU's that are not generally available at our major competitors. In addition, a significant portion of the approximately 150 brands that we offer are mid- to high-end names, such as Boston Acoustics, Denon, Krell, Martin Logan, Mitsubishi and Sony ES, and have limited distribution through select retailers. We believe that customers make better informed buying decisions when they are presented with a broad selection of competitively priced products and are educated at our stores about the features and benefits of the products. Through our Simple Solution program, we highlight our broad selection to our customers and simplify the purchase decision for them by offering complete system packages. In addition, our parity pricing strategy and satisfaction guarantees are designed to remove pricing and other concerns from the purchase decision and allow the customer and the sales staff to focus on product features, quality and our unique menu of services.

        Being a Leader in Offering the Best Selection of New Technology.    We are recognized by consumers and vendors as a leader in presenting the best selection of the latest technology. We devote significant resources to marketing and substantial floor space to displaying new technologies to achieve increased market share of the newest and most sought after consumer electronics products. For example, we sold the first HDTV for residential use in the United States in July 1998, and we are currently taking a leadership position in marketing and displaying LCD and plasma televisions. We believe that showcasing the latest technology differentiates us from less specialized competitors and stimulates the sales of other products and services. We provide our sales associates with specialized training so that they can present the advantages of new technology to our customers. We also frequently hold special events at our stores to introduce and promote new products.

        Training and Developing a Premier Sales and Installation Team.    We conduct an extensive ongoing training program designed to ensure that our sales associates are equipped with the most up-to-date sales techniques and product knowledge. We believe that the quality and knowledge of our sales associates and installation technicians is critical to our success and represents a significant competitive advantage. We also believe that our ongoing, specialized training creates a superior customer experience that stimulates sales of our products.

        Providing "Red Carpet" Customer Service.    We support our product sales by providing many important customer services, including home delivery and set-up, home theater and audio design and installation, home satellite installation, mobile electronics installation and regional service centers that offer in-home and carry-in repair services. We also provide in-store product instruction and, upon request, will provide follow-up instruction at a customer's home. In addition, we offer a 30-day money-back satisfaction guarantee on most products and an in-stock guarantee on advertised products.

        Providing an Upscale, Demonstration-Oriented Store Format.    We have developed an upscale, demonstration-oriented store format that showcases our merchandise and encourages customers to fully experience our products. We believe that this format assists our customers in understanding the benefits of upscale products and new technologies. Our stores have acoustically designed home audio and car stereo demonstration rooms, fully furnished home theater rooms and automobiles equipped with the latest in car stereo and car security products. Carpeted and hardwood floors, soft lighting and high quality merchandise fixtures further enhance the appeal of our stores.

Growth Strategy

        In addition to our business strategy that is focused on generating comparable store sales increases, we intend to grow our business by opening additional stores in existing markets, entering new markets that meet our criteria and relocating or expanding existing stores to enhance sales and profitability.

        Capturing Large Market Opportunity in Consumer Electronics.    We have identified a national opportunity of more than 250 potential sites in new and existing markets that meet our criteria for potential store development. We have a proven ability to open new stores in our existing markets as well as to successfully enter new markets with the simultaneous opening of multiple stores. We believe that we are well positioned to execute a disciplined growth strategy over the next several years. We also believe that we have the necessary distribution and management information systems, as well as management experience and depth, to support our targeted expansion plans. Our store development strategy is predicated on a detailed market analysis that includes a comparison of the demographics of our existing customers with the demographics of the target market and a review of competitors' positions in the market and economic data. Based on this market analysis, we believe that there are significant opportunities for new store growth both in new and existing markets.

        Opening Stores in New Markets.    During fiscal 2001 and 2002, we entered three new markets. During fiscal 2001 and 2002, we entered the Phoenix metropolitan area with eight stores. During fiscal 2002, we entered the Oklahoma City market with two stores and the St. Louis market with four stores. Stores in these markets have performed well and have further confirmed the portability of our concept outside of our historical core markets. We plan to open two additional stores in the St. Louis market during fiscal 2003. We also plan on expanding into the Dallas/Fort Worth market, with eight to 10 stores scheduled for opening in fiscal 2003. We intend to continue to expand into select metropolitan areas in the Midwest and Southwest regions.

        Expanding Our Presence in Existing Markets.    We believe that there are opportunities to increase our presence in a number of our existing markets, either through opening new stores or through relocating or expanding existing stores. We periodically analyze the competitor, demographic and economic data in our existing markets in order to take advantage of additional growth opportunities. We intend to open or relocate new stores within existing markets in order to increase market share and leverage our advertising, distribution and other fixed expenses to create operating efficiencies. Since 1994, we have successfully relocated and expanded eight smaller stores to conform to the size and format of our current prototype. We anticipate relocating or expanding many of our 14 smaller stores in the future, particularly the older stores in the Minneapolis/St. Paul market.

Store Operations

        Stores.    We operate 46 stores, including 11 stores in Colorado under the trade name SoundTrack, 27 stores in Arizona, Idaho, Iowa, Missouri, Nevada, New Mexico, Oklahoma, South Dakota and Utah under the trade name Ultimate Electronics and eight stores in Minnesota under the trade name Audio King. Of these 46 stores, 32 are large format stores and the balance are smaller stores.

        While our 32 larger stores vary in size from 30,000 to 52,000 square feet, our current prototype large format store generally ranges from 30,000 to 34,000 square feet, with approximately 55% to 60% of the square footage devoted to selling space. The remaining space is dedicated to a car audio installation facility, a store warehouse, general office space and, in selected stores, a service facility and extra space for deliverable products such as big screen televisions. These large format stores feature an extensive selection of over 4,000 SKU's with products in the following categories:

• conventional and projection televisions

• HDTVs and DTVs
• home theater systems
• direct broadcast satellite
• VCR
• DVD
• digital cameras

• camcorders
• video game hardware and software
• home audio
• portable audio
• car stereo
• blank media

• car security
• mobile video systems
• wireless communications
• home office/computer
• home theater furniture
• audio and video accessories
• home networking devices

        Our large format stores emphasize mid- to high-end products and feature multiple home audio and car demonstration rooms, multiple home theater settings, extensive portable electronics displays and an area displaying over 50 projection televisions. Each of these stores has displays designed to provide the customer with a full spectrum of our products upon entering the store, including the best selection of the latest technology such as LCD and plasma televisions. At these locations, we offer home installation of audio, video and satellite products, a customized car on our showroom floor to demonstrate our expertise in upscale car audio and installation and a separate demonstration area that features the latest in mobile video.

        Our 14 smaller stores average approximately 18,000 square feet, with approximately 60% to 65% of the square footage devoted to selling space. In certain smaller markets, we may open stores as small as 20,000 square feet. These stores generally contain the same products and services available at our large format stores except that they typically contain fewer large screen televisions and fewer demonstration rooms for home and mobile electronics. We may relocate or expand a number of our existing smaller stores as opportunities become available.

        Site Selection.    We typically locate our prototype stores in power centers or freestanding locations near shopping malls and other major retail shopping areas. We select locations for future stores based on our evaluation of individual site economics, market conditions and our customer demographics.

With the help of an independent site selection consultant, we evaluate a number of criteria, including the following:

  •
  sales volume potential;

  •
  distance from our current distribution center;

  •
  existing and potential competition in the market, including their size, strength and merchandising philosophy;

  •
  marketing and advertising costs; and

  •
  size, demographic makeup and growth potential of the market.

        In choosing specific sites in a new or existing market, we apply site selection criteria taking into account numerous factors, including the following:

  •
  store locations of our competition;

  •
  local demographics;

  •
  proximity to our existing or proposed store locations;

  •
  real estate occupancy expenses and tenant build-out costs;

  •
  store visibility;

  •
  traffic patterns; and

  •
  overall retail activity.

        Store Economics.    We believe that we benefit from attractive store level economics. Our average investment for the 15 large format stores we opened in the past two years was approximately $3.3 million including leasehold improvements, fixtures and equipment, inventory (net of payables) and preopening expenses. Our large format stores have typically been profitable on a store operating basis within their first 12 months of operation and, on average, return our investment in 30 months or less.

        The cost of our new large format stores is anticipated to average approximately $3.3 million per store, which includes leasehold improvements, fixtures and equipment, inventory (net of payables) and preopening expenses. Leasehold improvements, fixtures and equipment are expected to average approximately $2.2 million per store, depending on tenant allowances. Preopening expenses for these stores are expected to average approximately $350,000, and include costs for advertising prior to opening and recruitment and training of new employees. The inventory requirement for our new stores is expected to average approximately $1.5 million, of which $750,000 is typically financed through trade credit from our vendors. For relocations of existing stores, preopening costs are expected to average approximately $150,000 and will be higher if we terminate existing store leases prior to their maturity.

        Training.    We provide new sales associates with a minimum of three weeks of intensive classroom training. Our sales associates also receive additional weekly training at the store, weekly self-study programs and testing. Our training program begins with an orientation by one or more of our executive officers and continues with instruction in areas such as technical knowledge by product category, selling techniques and our policies and procedures. We provide ongoing sales and product training through a customized series of DVD based training videos. We test our associates' retention upon completion of each video. In addition, we conduct role playing exercises to allow sales associates to practice new selling techniques and their product knowledge prior to customer contact. We have similar programs for our installation, delivery and support staff.

        Store Management and Personnel.    An average large format store is generally staffed with a store manager, two sales managers (one for home electronics and one for mobile electronics), 30 to 35 sales associates, an installation supervisor, six to eight installers, an operations manager and eight support personnel, including four warehouse employees and four customer service representatives. All of our store managers have been promoted from within the company. Our store managers have an average tenure with us of over seven years, including over three years as a store manager. The staffing of our smaller stores generally follows the same format as our larger stores but with fewer employees in each area and no operations manager.

        Store Personnel Compensation.    Our compensation plan is designed to incentivize our sales associates to sell more than one product to a customer. Our sales associates are compensated based on a flexible incentive pay plan with commissions determined on the basis of sales, gross margins and attachment selling. Installers are also paid on a commission basis. Store managers receive a base salary, monthly and annual bonuses and opportunities for commissions. Sales managers similarly receive a small base salary, bonuses and earned commissions. Bonuses are calculated on a store-by-store basis. Our support staff is typically paid an hourly wage plus bonuses and may also earn commissions. We provide opportunities for advancement through participation in Ultimate University, an in-depth training program designed to prepare selected candidates for future management positions.

        Services.    We support our product sales by providing many important customer services, including the following:

• in-store product instruction
• home delivery and set-up
• multi-room audio and video installation
• home satellite installation

• home networking installation
• home theater design and installation
• home instruction upon request

• mobile electronics installation
• regional service centers

• home security installation

        We provide our customers with expedited service through our Fast Trak service program. Virtually all merchandise purchased from us may be taken to any of our stores for repair, whether or not the product is currently under the manufacturer's warranty or an extended warranty contract. Our large service facilities, located in metropolitan Denver and Minneapolis, provide backup for our regional service centers. In order to provide maximum service to our customers, we have regional service centers in: Albuquerque, New Mexico; Boise, Idaho; Denver, Colorado; Des Moines, Iowa; Las Vegas, Nevada; Minneapolis, Minnesota; Phoenix, Arizona; Salt Lake City, Utah; St. Louis, Missouri; and Tulsa, Oklahoma. We employ approximately 180 employees in connection with our service business. Each service department is staffed with product specialists capable of making complex repairs. In addition, we operate a fleet of approximately 240 customer service vehicles to provide in-home repair and delivery, installation and setup of home satellites, home theater components and televisions.

        We offer private label and manufacturer sponsored credit cards, which are financed, operated and serviced by third party finance companies on a non-recourse basis. We have entered into agreements with finance companies whereby they retain all credit risk associated with these credit cards. These arrangements permit us to provide our customers with financing promotions, including interest-free financing and deferred payments, without using our working capital. During fiscal 2002, approximately 32% of our total sales were to customers who financed their purchases using our private label or manufacturer sponsored credit cards.

Merchandising and Inventory

        Products.    We offer our customers a comprehensive selection of high quality, brand name television, audio, video, mobile electronics and home office products. We emphasize depth of product selection within key product categories as follows:

Category	Products	Selected Brands
Television/DBS	Conventional televisions, projection televisions, plasma televisions, LCD televisions and digital satellite systems	DirecTV, GE, Hitachi, JVC, Mitsubishi, Monster Cable, Panasonic, Pioneer, Pioneer Elite, RCA, Samsung, Sharp, Sony, Sony XBR and Sylvania
Audio	Audio components, compact disc players, speakers and portable electronics	Aiwa, Bose, Boston Acoustics, Definitive Technology, Denon, Infinity, JVC, Kenwood, Klipsch, Krell, Martin Logan, Monster Cable, Panasonic, Pioneer, Pioneer Elite, Sunfire, Sony, Sony ES and Yamaha
Video/DVD	VCRs, camcorders, digital cameras, DVD players, personal video recorders and editing equipment.	Canon, Denon, Go Video, JVC, Mitsubishi, Monster Cable, Olympus, Panasonic, Phillips, Pioneer, Samsung, Sony, Sylvania and Yamaha
Mobile Electronics	Car stereo components, car stereo speakers, mobile video, wireless communications, satellite radio and mobile phones
Alpine, AudioVox, Boston Acoustics, Cobra, Clifford, ESCORT, Infinity, JVC, Kenwood, Monster Cable, Motorola, Nokia, Panasonic, Pioneer, Python, Rockford Fosgate, Samsung, Sirius Satellite Radio, Sony, XM Satellite Radio and XTANT
Home Office	Computers, computer peripherals, fax machines, personal digital assistants and telephones	Canon, General Electric, Monster Cable, Palm, Panasonic, Sony and Vtech
Other	Audio and video furniture, gaming, blank tapes, batteries, extended warranty contracts and product repair, delivery and installation services	Bell'O International, Boltz, Bush, Furniture Works, Laurier, Omnimount, Panasonic, Sanus, Sony, TDK, Techcraft, Wambold and Warrantech

        We offer customers a wide range of price points within each product category, with the greatest depth in mid- to high-end products. Within our product categories, we carry and actively promote new models as they become available. We do not carry home appliances or music, video or computer software.

        We assist our customers in making larger and more complex consumer electronics purchases with our Simple Solution program. Our Simple Solution program provides customers with complete packages that make home theater, car audio and computer purchase decisions simpler. This program also offers the consumer an excellent value when compared with purchasing the same components separately. Our Simple Solution product packages generally range across several price points in each product category. We negotiate special purchases from manufacturers for our Simple Solution program to provide lower prices to our customers while achieving attractive gross margins on the products.

        The following table shows the approximate percent of sales for each major product category for the last three fiscal years.

	Fiscal Year Ended January 31,
Product Category
	2000	2001	2002
Television/DBS	31%	33%	38%
Audio	24%	22%	20%
Video/DVD	17%	18%	17%
Mobile Electronics	12%	10%	9%
Home Office	6%	5%	4%
Other	10%	12%	12%

        We offer extended warranty contracts to our customers for most categories of our products. The extended warranty contracts cover parts and labor for service periods not covered by the manufacturer's warranty on such products. An unaffiliated third party is warrantor for these contracts and pays for the repair service. We sell all of these extended service contracts on behalf of the warrantor on a non-recourse basis. The warrantor purchases insurance for each contract that is sold, which allows the warrantor to fulfill its obligations under the extended warranty contract. The warrantor has named us as an additional insured. We are deemed to be the obligor under the extended warranty contracts entered into prior to February 1, 2000, and we recognize revenues over the term of these obligor contracts. For contracts entered into after February 1, 2000, we are a non-obligor, and therefore, we recognize commissions from the sale of these non-obligor contracts as revenues at the time of sale to customers.

        Pricing.    We emphasize competitive pricing on all items and reinforce this strategy with extensive advertising of our 60 day price guarantee and our 30 day satisfaction guarantee. Our 60 day price guarantee allows our customers to receive 110% of the difference between the original purchase price and any verified locally available lower price for the identical product under the same purchase conditions. This guarantee applies to all products, excluding computer products and digital cameras, which are covered by a 30 day price guarantee. Our 30 day satisfaction guarantee allows our customers to return most products within 30 days for a full refund. Computer products and digital cameras have a 14 day satisfaction guarantee. Camcorders, car multimedia and radar detectors have a 14 day money-back or 30 day exchange guarantee. Our price guarantee and our satisfaction guarantee are designed to remove pricing and suitability concerns from the purchase decision and allow the customer and the sales staff to focus on product functionality, performance and quality. In addition, we offer an in-stock guarantee on advertised products.

        Purchasing.    We purchase substantially all of our products directly from the manufacturers. Each of our buyers has responsibility for specified product categories. Buyers are assisted by a management information system that provides them with our current inventory quantity, price and sales information by item, thus allowing them to react quickly to market changes.

        We are one of the largest members of the Progressive Retailers' Organization, a volume-buying group. Membership in this organization helps us to obtain additional volume rebates, special buys and access to closeout and final production items. We believe that based on our current size, we could obtain independently most of the benefits provided by membership in the Progressive Retailers' Organization.

        During fiscal 2002, our 10 largest suppliers accounted for approximately 75% of the merchandise we purchased. Three of our suppliers, Sony, Mitsubishi and Panasonic, each accounted for 10% or more of our merchandise mix. The master agreements under which we operate with each of our suppliers are normally terminable upon 30 to 60 days' notice by either party. As is customary in the industry, we do not have commitments of longer than one year with the majority of our product suppliers. We believe that our relationships with our large vendors are excellent and that our focused merchandising and high degree of customer service makes us an important distribution channel, particularly for the introduction of new products.

        Distribution.    We currently distribute most of our merchandise to our stores from a 226,000 square foot warehouse and distribution center located in Thornton, Colorado, a suburb of Denver. All of our stores in Colorado are located within 75 miles of this center. For stores more than 75 miles from this facility, we use contract carriers for distribution. Our warehouse and distribution center reduces our inventory requirements at individual stores, while preserving the benefits of volume purchasing and facilitating centralized inventory and accounting controls.

Advertising and Marketing

        Our marketing program is designed to create public awareness of our comprehensive selection of mid-to high-end brands at competitive prices. Our advertising strategy primarily uses newspaper, radio and targeted direct mail media. We present a blend of aggressive promotional price points on products sold by our competitors as well as an extensive selection of mid- to high-end products that may not be offered by our competitors. We primarily advertise through newspaper in every market we serve, producing 24- to 32-page full color weekly inserts. We also conduct a direct mail campaign, the cornerstone of which is a 108- to 120-page full color catalog, which is published four times a year and emphasizes the breadth of our selection and new technology. The catalog educates our customers on the features and benefits of the latest consumer electronics products and advertises the full array of products and services available at our stores. We mail our catalog to 950,000 to 1.2 million current and 600,000 to 1.0 million prospective customers in our markets. We build top-of-mind awareness through an ongoing radio advertising campaign that specifically targets our core customers. We also hold special events at our stores to introduce or promote new products. We produce prominent and colorful in-store signage that describes differentiating product features, new technology and promotional information.

        The specific allocation of advertising dollars among the various types of advertising media is reviewed from time to time by management and, if necessary, adjusted to reflect our assessment of advertising results and market conditions.

        Our web site, www.ultimateelectronics.com, is designed to provide a company overview and stockholder information. We have not made the investment to enable us to conduct sales through our web site, primarily because a significant number of our major and high-end manufacturers currently restrict the sale of their products via the Internet.

Management Information System

        During fiscal 2002, we implemented a warehouse management system to manage our warehouse and distribution center in Thornton, Colorado. This system was interfaced with our existing management information system, which is an on-line system that connects all of our facilities and allows sales associates to determine the location of our inventory at any time and our merchandising department to change pricing immediately in response to competitor pricing.

        In fiscal 2002, we began implementing Oracle's e-business suite of products to manage our administrative applications and Tomax's retail suite of applications to create a new infrastructure for managing our operations. We believe this combined solution will provide us with a powerful web-enabled solution for supporting the critical functions of our business. This project is designed to upgrade the majority of our internal software systems, thereby increasing productivity and supporting the further expansion of our company. By implementing this fully integrated, end-to-end solution, we plan to provide comprehensive, easy-to-use applications for our sales associates and enhance our customer's shopping experience. We have already completed the first phase of the project, which included installation of Oracle's financial modules. We are proceeding with the implementation of the remaining portions of our new management information system and expect to complete the process in the first half of fiscal 2004.

Competition

        We operate in a highly competitive and price sensitive industry. The principal competitive factors in the consumer electronics industry are breadth of product selection, price, store location and customer service. We face competition from large national chains, numerous smaller specialty stores and consumer electronics departments of many department, discount and home improvement stores. We consider our primary competitors to include consumer electronics retailers such as Best Buy, Circuit City and Sears as well as mass merchants such as Wal-Mart, Sam's Club, Costco and Target and specialty retailers such as Tweeter Home Entertainment. We compete with Circuit City in every market except Sioux Falls, South Dakota; Rochester, Minnesota; and our three stores in Iowa. We compete with Best Buy in every market except Utah and Idaho. Best Buy has announced plans to enter those markets this year. We will be competing with Best Buy, Circuit City and Tweeter Home Entertainment when we enter the Dallas/Fort Worth market later this year. Our primary competitors have financial and other resources greater than ours. Our operating results may be adversely affected by such increased competition. In addition, if such competitors seek to gain or retain market share by reducing prices, we may be required to reduce our prices, thereby reducing gross margins and profits. Also, as we expand into markets where our name may not be recognized, our success will depend in part on our ability to compete with established and future competitors in such markets.

        We also compete with retailers of consumer electronics who market their merchandise on the Internet. We believe that competition from the Internet will increase in the future.

Intellectual Property

        We believe our trademark and service mark portfolio includes marks that have developed public recognition and are of significant value. ULTIMATE ELECTRONICS (Stylized), AFFORDABLE PORTABLE (Stylized), AUDIO KING and FAST TRAK are all federally registered on the Principal Register of the U.S. Patent and Trademark Office in the name of Ultimate Electronics, Inc. These registrations have received incontestable status. The marks BIG NAMES. LITTLE PRICES. GUARANTEED., SIMPLE SOLUTION and SOUNDTRACK are also federally registered on the Principal Register of the U.S. Patent and Trademark Office in the name of Ultimate Electronics, Inc. Further, we have an application pending before the U.S. Patent and Trademark Office for ULTIMATE ELECTRONICS EXPRESS and a Colorado State registration for the mark THE ULTIMATE SOUNDTRACK. We control the nature and quality of the goods and services offered under our portfolio of marks to maintain our proprietary intellectual property rights in the portfolio. We are not aware of any adverse claims concerning our trademarks and service marks.

Employees

        As of March 1, 2002, we employed approximately 3,000 persons, approximately 2,640 of whom were store, customer delivery or service employees and approximately 360 of whom were main warehouse or corporate personnel. We consider our employee relations to be good. Most employees, other than corporate and store support personnel, are paid pursuant to a flexible pay plan. We believe that we provide working conditions and wages that compare favorably with those of other retail companies within our industry. None of our employees are covered by collective bargaining agreements.

Seasonality

        Our business is affected by seasonal consumer buying patterns. As is the case with many other retailers, our sales and profits have been greatest in the fourth quarter (which includes the holiday selling season). Due to the importance of the holiday selling season, any factors negatively impacting the holiday selling season could have a material adverse impact on the our financial condition and results of operations.

Corporate Information

        Ultimate Electronics, Inc. is a Delaware corporation formed in 1993 as the successor to Pearse Electronics. We opened our first store in 1968. We grew to nine stores in Colorado by fiscal 1994 and then adopted an expansion strategy to enter new markets in the Rocky Mountain, Midwest and Southwest regions. By the end of fiscal 1997, we had grown to 18 stores. In June 1997, we acquired Audio King Corporation, a consumer electronics specialty retailer with 11 retail stores in Minnesota, Iowa and South Dakota. We then opened one store in fiscal 1998, one store in fiscal 2000, five stores in fiscal 2001 and ten stores in fiscal 2002.

RISK FACTORS

        Our business is subject to the risks set forth below. If any of the following risks, or other risks not presently known to us or that we currently believe not to be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected.

Risk Factors Related to Our Business

Our Success Depends in Large Part on Our Ability to Open and Profitably Operate New Stores in Existing and New Geographic Markets

        We plan to open 10 to 12 new stores in fiscal 2003 and to continue our expansion by opening approximately 10 to 12 new stores in fiscal 2004. We may not be able to open all of these stores, and any new stores that we open may not be profitable, either of which could have a material adverse impact on our financial results. We have not yet selected all sites for stores that we plan to open in fiscal 2004.

        There are a number of factors that could affect our ability to open and operate new stores consistent with our business plan. These factors include, but are not limited to:

  •
  competition in our targeted markets;

  •
  the lack of consumer demand for our products at levels that can support acceptable profit margins;

  •
  the inability to identify and acquire suitable sites and to negotiate acceptable leases for such sites due to the large size of our stores or other factors;

  •
  difficulties associated with the hiring, training and retention of skilled personnel, including store managers;

  •
  problems in adapting our distribution and other operational and management systems to an expanded network of stores;

  •
  higher costs for print, radio and television advertising;

  •
  the availability of adequate financial resources;

  •
  the inability or unwillingness of vendors to supply product on a timely basis at competitive prices;

  •
  failure to open enough stores in new markets to achieve sufficient market presence; and

  •
  difficulty in obtaining governmental and other third-party consents, permits and licenses needed to operate additional sites.

        These factors may also affect the ability of any newly opened stores to achieve sales and profitability levels comparable with our existing stores or to become profitable at all.

We May Not Be Able to Achieve and Manage Planned Expansion

        We face many business risks associated with rapidly growing companies, including the risk that our existing management, information systems and financial controls will be inadequate to support our planned expansion. Our growth plans will require us to expend significant management time and effort and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing, warehousing and distribution systems and employee training programs. We cannot predict whether we will be able to effectively manage these increased demands or respond on a timely basis to the changing demands that our planned expansion will impose on our management, information systems and financial controls. If we fail to continue to improve our management, information systems and financial controls or encounter unexpected difficulties during expansion, our business, financial condition, operating results or cash flows could be materially adversely affected.

        Furthermore, we may seek to acquire businesses that are complementary to ours. To do so successfully, we would need to identify suitable acquisition candidates, obtain financing on acceptable terms, and negotiate acceptable acquisition terms. Even if we are successful in completing acquisitions, they may have a material adverse effect on our operating results, particularly in the fiscal quarters immediately following the completion of an acquisition, while the acquired business is being integrated into our operations. We do not currently have any definitive agreements, arrangements or understandings regarding any particular acquisition.

We May Be Unable to Fund Our Significant Future Capital Needs, and We May Need Additional Funding Sooner than Anticipated

        We will need substantial capital to finance our expansion plans, including funds for capital expenditures, preopening costs and potential initial operating losses related to new store openings. We may not be able to obtain additional financing on acceptable terms. If adequate funds are not available, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results or cash flows.

        We estimate that capital expenditures during fiscal 2003 will be approximately $40 million and that capital expenditures during future years may exceed this amount. Although we expect that the funds available under our line of credit and cash flows from operations will be sufficient to fund our capital requirements at least through fiscal 2003, this may not be the case. We may be required to seek additional capital earlier than anticipated if:

  •
  future actual cash flows from operations fail to meet our expectations;

  •
  costs and capital expenditures related to new store openings exceed anticipated amounts;

  •
  we are required to reduce prices to respond to competitive pressures; or

  •
  we secure a greater number of attractive development sites than currently anticipated.

A Decline in General Economic Conditions Could Lead to Reduced Consumer Demand for the Products We Sell

        Consumer spending patterns, particularly discretionary spending for products such as consumer electronics, are affected by, among other things, prevailing economic conditions, wage rates, inflation, new housing starts, consumer confidence and consumer perception of economic conditions. General economic, political and market conditions, such as recessions, may adversely affect our business results and the market price of our common stock. The terrorist attacks on New York City and Washington, D.C. on September 11, 2001, had a negative effect on an already slowing economy and on consumer confidence. This adversely affected our business in the second half of fiscal 2002. There is no assurance that the economy or consumer confidence will improve or that these factors will not continue to have an adverse effect on our operating results and financial conditions.

We Face Significant Competition from National, Regional and Local Consumer Electronics Retailers

        The retail consumer electronics industry is highly competitive. We currently compete against a diverse group of retailers, including several national retailers, such as Best Buy, Circuit City and Sears, and regional and local merchants, who sell, among other products, audio and video consumer electronics products similar and often identical to those we sell. Each of our stores competes directly with either a Best Buy or a Circuit City, and over three-quarters of our stores compete with both. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of consumer electronics products that we sell. Some of our competitors have financial resources that are substantially greater than ours and may be able to purchase inventory at lower costs, initiate and sustain predatory price competition and better sustain economic downturns. In addition, appliance/electronic superstores, warehouse clubs, home improvement retailers and mass merchants selling consumer electronics, such as Wal-Mart, Sam's Club, Costco and Target, are continuing to expand their selection of consumer electronics products, and such expansion may increase price competition and reduce gross margins within our markets. We also compete with retailers of consumer electronics who market products through store catalogs and the Internet, which may increase price competition for certain of our products.

        A number of different competitive factors could have a material adverse effect on our results of operations and financial condition, including:

  •
  expansion by existing competitors;

  •
  entry by new competitors into markets in which we are is currently operating;

  •
  pricing strategies by competitors;

  •
  increased sales of, or marketing emphasis on, upscale or technologically advanced products by our competitors;

  •
  larger size and greater operational efficiencies of competitors; and

  •
  adoption by existing competitors of innovative store formats or improved retail sales methods.

If New Products are Not Introduced or Consumers Do Not Accept New Products, Our Sales May Decline

        Our historical growth rate has been directly related to our ability to be a leader in sales of new technology products. We depend to a large extent on the periodic introduction and availability of new products and technologies. Many products that incorporate the newest technologies, such as DVD and HDTV, are subject to significant technological changes and pricing limitations, and are subject to the actions and cooperation of third parties such as television broadcasters and movie distributors, all of which could impact our ability to continue to deliver new consumer electronic technologies to our customers. The HDTV market, for example, could be adversely affected by a significant delay in the broadcast of HD signal. It is possible that products such as HDTV or other new products will never achieve widespread consumer acceptance. Significant deviation from the projected demand for products we sell may have a material adverse effect on our results of operations and financial condition, either from lost sales or lower margins due to the need to mark down excess inventory.

Any Failure of Our Information Technology Infrastructure Could Harm Our Business

        The capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our growth and changing needs are important to the operation of our business. In connection with our growth, we are continually updating our information technology infrastructure. We are currently implementing Oracle's e-business suite of products to manage our administrative applications and Tomax's retail suite of applications to create a new infrastructure for managing our operations. This project is designed to upgrade the majority of our internal software systems, thereby increasing productivity and supporting the further expansion of our company. We expect to incur significant costs and expend significant management and other resources in implementing these programs. We are systematically implementing portions of our new management information system and expect to complete the process in the first half of fiscal 2004. Any failure to successfully integrate and operate this system could adversely impact our business.

Our Limited Geographical Dispersion May Reduce Our Ability to Manage Adverse Market Events

        We currently operate 46 stores in 11 states in the Rocky Mountain, Midwest and Southwest regions of the United States. We are vulnerable to adverse market events in these locations including weather-related conditions, regional competition and unfavorable economic conditions.

A Disruption in Our Relationship with, or in the Operations of, any of Our Key Suppliers Could Cause Our Sales to Decline

        The success of our business and growth strategy depends to a significant degree upon our suppliers, particularly our brand name suppliers of audio and video equipment such as Sony, Mitsubishi, Panasonic, JVC, Pioneer, Monster Cable and RCA. We rely on a number of suppliers for limited distribution upscale items. We also rely on our suppliers for cooperative advertising support. We do not have long-term supply agreements or exclusive arrangements with any vendors. We typically order our inventory through the issuance of individual purchase orders to vendors. In addition, we rely heavily on a relatively small number of suppliers. Our top 10 suppliers represented 75% of our purchases in fiscal 2002. The loss of any of these key vendors or the failure by us to establish and maintain relationships with these or other vendors could have a material adverse effect on our results of operations and financial condition. Our ability to successfully enter new markets depends to a significant extent on the willingness and the ability of our vendors to supply those additional stores. If vendors are unwilling or unable to supply some or all of their products to us at acceptable prices in one or more markets, our results of operations and financial condition could be adversely affected.

If We are Unable to Timely Respond to Changes in Consumer Demand and Preferences, We May Lose Customers and Our Sales May Decline

        Our success depends on our ability to anticipate and respond in a timely manner to consumer demand and preferences for consumer electronics products and changes in such demand and preferences. Any sustained failure by us to identify and respond to changes in consumer demand and preferences would have a material adverse effect on our results of operations and financial condition.

Changes in Trade Regulations, Currency Fluctuations and Other Factors Beyond Our Control Could Impact Our Business

        A significant portion of our inventory is manufactured overseas. Changes in trade regulations, currency fluctuations or other factors may increase the cost of items we purchase or create shortages of such items, which in turn could have a material adverse effect on our results of operations and financial condition. Conversely, significant reductions in the cost of such items in U.S. dollars may cause a significant reduction in retail price levels of those products, resulting in a material adverse effect on our sales, margins or competitive position.

Because of Our Small Store Base, Our Operating Results Could Be Materially Adversely Affected By the Negative Performance of a Small Number of Stores

        We currently operate 46 stores, 10 of which we opened in fiscal 2002. Due to our small store base, poor operating results at one or more stores could materially adversely affect our business, financial condition, operating results or cash flows. Our operating results achieved to date may not be indicative of our future operating results with a larger number of stores.

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

We Could Face Potential Labor Shortages

        Our success depends in large part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including store managers, sales associates, installers and support personnel, necessary to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in certain areas. The inability to recruit and retain such individuals may delay the planned openings of new stores or result in high employee turnover in existing stores, which could have a material adverse effect on our business, financial condition, operating results or cash flows. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of qualified employees, which could result in higher labor costs.

We May Be Unable to Protect Our Intellectual Property Rights, Which Could Impair Our Name and Reputation

        We believe that our success and ability to compete depends, in part, upon consumer identification of the Ultimate Electronics, SoundTrack, Audio King and Fast Trak trademarks. We intend to vigorously protect our trademarks against infringement or misappropriation by others. A third party could, however, misappropriate our intellectual property in the future. Furthermore, the enforcement of our proprietary rights through litigation could result in costs to us that could have a material adverse effect on our financial condition. In addition, though we do not believe that we infringe the proprietary rights of third parties, infringement claims may be asserted against us in the future. An adverse determination or the costs of defending litigation based on such a claim could have a material adverse effect on our business and financial condition.

Our Charter, Bylaws and Anti-Takeover Protections Could Delay or Prevent an Acquisition or Sale of Ultimate Electronics

        Our corporate charter and bylaws, as well as certain provisions of the Delaware General Corporation Law, contain provisions that may deter, discourage or make more difficult a change in control, even if such a change in control would be in the interest of a significant number of our stockholders or if such change in control would provide such stockholders with a substantial premium for their shares over the then-prevailing market price for the common stock. In particular:

  •
  our charter authorizes the board of directors to issue one or more classes of preferred stock having such designations, rights and preferences as they determine, which issuances may have a material adverse effect on the rights of holders of common stock;

  •
  our stockholders have no right to take action by written consent;

  •
  our stockholders may not call special meetings of stockholders;

  •
  our charter and bylaws provide for the staggered election of directors to serve for three-year terms, subject to removal only for cause;

  •
  our bylaws contain advance notice provisions for presentation of new business and nominations of directors at meetings of stockholders; and

  •
  our bylaws may be amended only by the board of directors or by a majority vote of the shares represented and entitled to vote at an annual or special meeting of stockholders.

        In addition, under the terms of our Stockholder Rights Plan, in general, if a person or group acquires more than 15% of the outstanding shares of common stock, all of our other stockholders would have the right to purchase securities from us at a discount to such securities' fair market value, thus causing substantial dilution to the holdings of that acquiring person or group. The Stockholder Rights Plan may inhibit a change in control and, therefore, could materially adversely affect the stockholders' ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction.

Risk Factors Related to Our Common Stock

Because We Experience Seasonal Fluctuations in Our Sales, Our Quarterly Results Will Fluctuate and Our Annual Results Could Be Below Expectations, Which May Adversely Affect Our Common Stock Price

        Seasonal consumer buying patterns affect our business. Our fourth fiscal quarter includes the holiday selling season and has historically contributed, and is expected to continue to contribute, a substantial portion of our sales, income from operations and net income for our entire fiscal year. The fourth quarter of fiscal 2002 contributed 37% of sales, 56% of income from operations and 57% of net income. As a result, any factors negatively affecting us during the fourth quarter of any year, including adverse weather or unfavorable economic conditions, would have a material adverse effect on our results of operations for the entire year. More generally, our quarterly results of operations and financial condition may fluctuate based upon such factors as:

  •
  comparable store sales and the success of new stores;

  •
  the timing of new store openings and store relocations;

  •
  the amount of store preopening expenses;

  •
  the amount of grand opening expenses incurred in new markets;

  •
  the impact of new stores on existing stores;

  •
  weather conditions in our markets;

  •
  the mix of consumer electronics products sold in our stores;

  •
  the availability of new products; and

  •
  actions by our competitors, including grand opening and store closing sales by competitors.

        Fluctuations in our results of operation or financial condition may adversely affect our common stock price.

You Should Not Rely on Our Comparable Store Sales as an Indication of Our Future Results of Operations Because They Fluctuate Significantly and May Cause Our Stock Price to Fluctuate

        A number of factors have historically affected, and will continue to affect, our comparable store sales results including among other factors:

  •
  changes in competition;

  •
  general regional and national economic conditions;

  •
  new product introductions;

  •
  consumer trends;

  •
  changes in our merchandise mix;

  •
  the impact of new stores on existing stores;

  •
  weather conditions in our markets;

  •
  timing of promotional events; and

  •
  our ability to execute our business strategy effectively.

        We do not expect comparable store sales to increase at rates experienced in fiscal 2000 and 2001, and comparable store sales may be negative in the future. Our historical results have fluctuated significantly from quarter to quarter. For example, comparable store sales were up 10% during the last quarter of fiscal 2001, were flat during the first quarter of fiscal 2002 and were down 5% during the second quarter of fiscal 2002. Changes in our quarterly and annual comparable store sales results could cause the price of our common stock to fluctuate substantially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations."

Our Common Stock Price May Be Volatile, Which Could Result in Substantial Losses to Stockholders

        Our common stock trading price has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to a variety of internal and external factors, some of which are beyond our control, including:

  •
  actual or anticipated variations in our quarterly operating results;

  •
  fluctuations in our comparable store sales;

  •
  announcements about new technologies or of new products or services;

  •
  changes in financial estimates or changes in recommendations by securities analysts;

  •
  additions or departures of key personnel;

  •
  changes in economic performance or market valuations of other consumer electronics retailers; and

  •
  announcements by other consumer electronics retailers.

        The stock market has experienced significant price and volume fluctuations over the past several years, which have often been unrelated or disproportionate to the operating performance of particular companies. Broad market factors may have a material adverse effect on our stock price, regardless of our actual operating performance.

Our Management, Including a Principal Stockholder, Owns a Significant Portion of Our Common Stock and Will Be Able to Exercise Significant Influence Over Our Affairs

        William J. Pearse, our Chairman, beneficially owns approximately 16.0% of our outstanding common stock. In addition, our directors and executive officers as a group (including Mr. Pearse) beneficially own approximately 19.4% of our common stock. As a result of this share ownership, our management, and in particular Mr. Pearse, will be able to exert significant influence on corporate actions requiring stockholder approval, including the election of directors. This share ownership could delay or prevent a change in control. It could also prevent our stockholders from realizing a premium over the market price for our common stock or making a change in management.

Future Sales of our Common Stock May Cause Our Stock Price to Decline

        All of our outstanding shares of common stock, other than shares owned by affiliates, are freely tradeable without restriction or further registration. Affiliates must comply with the volume and other requirements of Rule 144 in the sale of their shares. Sales of substantial amounts of common stock by our stockholders, including shares issued upon the exercise of outstanding options, or even the potential for such sales, may have a depressive effect on the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

We May Issue Additional Shares and Dilute Your Ownership Percentage

        Some events over which you have no control could result in the issuance of additional shares of our common stock, which would dilute the ownership percentage of holders of our common stock. We may issue additional shares of common stock or shares of preferred stock to raise additional capital or finance acquisitions or upon the exercise or conversion of outstanding options. The rights of holders of common stock may be adversely affected by the rights of holders of any preferred stock that may be issued in the future that would be senior to the rights of the holders of the common stock.

FORWARD-LOOKING STATEMENTS

        This report and the documents incorporated by reference into this report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as "may," "believe," "estimate," "expect," "plan," "intend," "project," "anticipate" and similar expressions to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, activities or developments. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Forward-looking statements include statements relating to, among other things:

  •
  our growth strategy and plans regarding opening new stores and entering new markets;

  •
  our intention to relocate or expand existing stores;

  •
  estimated capital expenditures and costs related to the opening of new stores or the relocation or expansion of existing stores;

  •
  the sufficiency of our cash flows from operations and borrowings under our revolving line of credit to fund our operations, debt repayment and expansion;

  •
  our relationships with key suppliers;

  •
  our expectations regarding implementation of our new management information system;

  •
  adequacy of our distribution and information systems and management experience and depth to support our expansion plans;

  •
  ability to obtain independently the benefits of being in a volume-buying group;

  •
  our expectations regarding competition and our competitive advantages;

  •
  outcome of litigation arising in the ordinary course of business; and

  •
  nonpayment of dividends.

        These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us, including the factors described under "Risk Factors." The forward-looking events we discuss in this report might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation, and disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2: PROPERTIES

Properties

        We operate 46 stores in 11 states. Each store, other than the store located in Thornton, Colorado, is leased. We currently plan to open 10 to 12 stores in fiscal 2003, all of which are planned as larger format stores. We have signed leases for 11 of these store locations, nine of which are in the Dallas/Fort Worth market and two of which are in the St. Louis market. The following table sets forth data regarding our store locations and the 11 new store sites for which we have signed leases.

Current Store Locations	Year Originally Opened	Latest Year Remodeled or Relocated		Approximate Total Square Feet	Approximate Retail Selling Square Feet	Lease Expiration Date Primary/with Options
ARIZONA:
Chandler, AZ	2000	—		33,500	20,500	2015/2030
Chandler, AZ	2001	—		32,200	23,400	2016/2031
Glendale, AZ	2000	—		34,800	22,200	2015/2030
Glendale, AZ	2001	—		34,200	21,800	2016/2031
Mesa, AZ	2001	—		33,900	20,600	2016/2031
Phoenix, AZ	2000	—		33,800	21,200	2015/2025
Phoenix, AZ	2000	—		28,000	19,500	2015/2030
Scottsdale, AZ	2001	—		34,300	21,600	2017/2032
COLORADO:
Arvada, CO	1968	1991		14,500	9,500	2001/2006
Boulder, CO	1985	1996		34,700	20,300	2017/2047
Colorado Springs, CO	1989	—		14,900	9,800	2003/2003
Colorado Springs, CO	2000	—		34,800	23,300	2016/2026
Denver, CO	1976	1994		31,600	16,700	2004/2009
Englewood, CO	1983	1997		41,300	23,000	2017/2027
Fort Collins, CO	1990	2002	*	24,100	8,400	2005/2005
Lakewood, CO	1997	—		40,400	23,000	2013/2028
Littleton, CO	1984	1996		39,100	22,600	2017/2027
Littleton, CO	1986	1998		16,600	9,900	2004/2007
Thornton, CO	1985	1996		40,300	25,900	—
IDAHO:
Boise, ID	1995	—		37,800	19,500	2010/2025
IOWA:
Cedar Rapids, IA	1995	1997		17,700	10,300	2015/2035
Davenport, IA	1999	—		38,400	21,400	2014/2029
Des Moines, IA	1994	1997		20,700	12,200	2009/2019
MINNESOTA:
Brooklyn Center, MN	1980	1997		15,000	9,200	2008/2023
Burnsville, MN	1979	1999		17,300	9,700	2007/2017
Minnetonka, MN	1977	1997		15,000	9,100	2008/2023
Rochester, MN	1986	2001		8,600	4,000	2005/2010
Roseville, MN	1977	1997		21,400	11,300	2015/2035
Edina, MN	1974	1997		31,800	17,900	2015/2025
St. Cloud, MN	1987	—		10,000	7,100	2003/2003
Woodbury, MN	1989	2000		35,600	23,100	2020/2032

MISSOURI/ILLINOIS:
Ballwin, MO	2001		—	33,500	20,900	2017/2032
Brentwood, MO	2001		—	32,500	21,500	2016/2036
Bridgeton, MO	2001		—	32,000	21,000	2017/2037
Fairview Heights, IL	2002	*	—	31,000	18,200	2017/2027
Fenton, MO	2001		—	32,300	21,400	2016/2036
Mid Rivers, MO	2002	*	—	34,200	20,800	2017/2032
NEVADA:
Las Vegas, NV	1995		—	37,300	17,900	2015/2035
Las Vegas, NV	1994		—	31,500	17,600	2014/2024
NEW MEXICO:
Albuquerque, NM	1994		—	37,100	17,700	2004/2014
OKLAHOMA:
Oklahoma City, OK	2001		—	37,300	21,400	2016/2036
Oklahoma City, OK	2001		—	31,900	21,700	2016/2036
Tulsa, OK	1995		—	50,500	30,400	2011/2026
SOUTH DAKOTA:
Sioux Falls, SD	1986		1999	25,300	14,400	2010/2015
TEXAS:
Cedar Hill, TX	2002	*	—	31,500	17,700	2017/2032
Dallas, TX	2002	*	—	31,500	20,600	2017/2037
Fort Worth, TX	2002	*	—	32,900	18,400	2017/2032
Frisco, TX	2002	*	—	31,900	18,000	2017/2037
Hurst, TX	2002	*	—	30,800	18,400	2017/2032
Lewisville, TX	2002	*	—	31,000	18,200	2017/2037
Mesquite, TX	2002	*	—	31,700	18,000	2017/2037
Plano, TX	2002	*	—	33,500	20,900	2017/2037
South Arlington, TX	2002	*	—	32,000	21,900	2017/2027
UTAH:
Layton, UT	1995		—	34,400	18,600	2010/2025
Murray, UT	1994		—	32,200	18,000	2009/2024
Orem, UT	1993		—	32,900	17,100	2005/2010
Salt Lake City, UT	1993		—	33,400	18,200	2005/2013

*
Forecasted

        Our main warehouse and distribution center, business office and service center are located in one facility in Thornton, Colorado. In addition to the retail store in this facility noted in the table above, this facility is comprised of 226,000 square feet of warehouse space, 51,000 square feet of office space, 15,000 square feet devoted to a service department and 7,000 square feet for a training and employee facility. We lease a 62,000 square foot facility in Minneapolis, Minnesota, which we use for a training center, office space, a service center for the greater Minneapolis/St. Paul area and warehouse space for our delivery department. We lease a 26,000 square foot facility in Phoenix, Arizona that we use for a service center and warehouse space for our delivery department. We also lease a 22,000 square foot facility in St. Louis, Missouri that we use for the same purposes. In smaller markets, these areas are typically made part of a centrally located store.

ITEM 3: LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings. We are, however, involved in various routine claims and legal actions that arise in the ordinary course of business. Our management intends to vigorously defend these claims and believes that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2002.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is listed on the Nasdaq Stock Marketsm under the symbol "ULTE". As of March 22, 2002, there were 456 registered holders of our common stock.

        The range of high and low closing prices for our common stock as quoted on the Nasdaq Stock Marketsm for the past two fiscal years is provided below.

	High	Low
Fiscal 2001
First Quarter	$29.63	$13.88
Second Quarter	29.13	19.31
Third Quarter	41.13	25.00
Fourth Quarter	41.25	20.31
Fiscal 2002
First Quarter	$30.50	$23.38
Second Quarter	33.05	20.66
Third Quarter	29.13	16.52
Fourth Quarter	31.57	18.45

        As a public company, we have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings for use in the operation and expansion of our business and therefore do not anticipate paying cash dividends in the foreseeable future. Our current revolving credit facility also restricts our ability to pay dividends.

        The transfer agent for our common stock is Wells Fargo Bank Minnesota, N.A., 151 North Concord Exchange, South St. Paul, Minnesota 55075.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

        The following table contains our selected consolidated financial and operating data. Information for each fiscal year is derived from our historical audited financial statements. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes included elsewhere in this report.

	Fiscal Year Ended January 31,
	1998(1)(2)	1999(1)	2000	2001	2002
	(in thousands, except per share and selected operating data)
Income Statement Data:
Sales	$298,231	$328,907	$384,983	$484,408	$580,223
Cost of goods sold	217,726	233,413	269,496	332,074	400,126

Gross profit	80,505	95,494	115,487	152,334	180,097
Selling, general and administrative expenses	77,599	88,104	99,922	128,414	160,495

Income from operations	2,906	7,390	15,565	23,920	19,602
Interest expense, net	3,985	3,957	2,087	144	321

Income (loss) before taxes and extraordinary item	(1,079)	3,433	13,478	23,776	19,281
Income tax expense (benefit)	(405)	1,273	5,051	8,915	7,328

Income (loss) before extraordinary item	(674)	2,160	8,427	14,861	11,953
Extraordinary loss on early extinguishment of debt, net of taxes	—	—	—	254	—

Net income (loss)	$(674)	$2,160	$8,427	$14,607	$11,953

Earnings (loss) per share before extraordinary item—basic	$(.09)	$.27	$.95	$1.38	$1.08
Earnings (loss) per share before extraordinary item—diluted	$(.09)	$.26	$.88	$1.30	$1.04
Earnings (loss) per share—basic	$(.09)	$.27	$.95	$1.35	$1.08
Earnings (loss) per share—diluted	$(.09)	$.26	$.88	$1.28	$1.04
Weighted average shares outstanding—basic	7,626	8,150	8,858	10,792	11,041
Weighted average shares outstanding—diluted	7,626	8,317	9,553	11,421	11,483
Selected Operating Data:
Number of stores open at end of period	30	30	31	36	46
Average square footage per store at end of period	25,625	25,625	26,811	28,659	30,009
Average sales per store open during the entire period(3)	$12,944,000	$10,419,000	$12,243,000	$13,754,000	$13,647,000
Sales growth	17%	10%	17%	26%	20%
Comparable store sales growth(4)	(6)%	2%	16%	13%	(2)%
Gross profit margin	27.0%	29.0%	30.0%	31.4%	31.0%
Balance Sheet Data:
Working capital	$4,334	$25,205	$50,926	$42,326	$50,815
Total assets	125,483	122,304	160,029	174,020	231,471
Long-term debt, net of current portions	13,642	26,518	11,718	—	35,222
Capital lease obligations, net of current portions	2,049	1,841	1,760	1,659	1,546
Stockholders' equity	41,325	43,528	88,872	105,970	121,851

(1)
All selected financial data for fiscal 1998 and 1999 has been restated to give retroactive effect for a change in accounting for extended warranty contracts. Effective as of the beginning of our fiscal quarter ended January 31, 2000, we changed our accounting policy with respect to the recognition of revenues from the sale of obligor contracts as a result of a November 1999 clarification made by the Securities and Exchange Commission related to the interpretation of FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." For contracts entered into prior to February 1, 2000, we recognize revenues over the term of the extended warranty contract. Previously, we recognized all extended warranty contract revenues on a gross basis at the time of sale.

(2)
On June 27, 1997, we completed a merger in which we acquired all of the outstanding shares of Audio King Corporation. The transaction was accounted for as a purchase, and as such, the results of operations since the acquisition date are included in the consolidated financial statements.

(3)
Excludes direct sales from our specialty markets division and distribution center.

(4)
Comparable store sales are for stores open at least 13 months and exclude recently relocated and expanded stores for 13 months after their completion date as well as stores in markets where we have not achieved greater than 75% of our expected market presence.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We opened our first store in 1968. We grew to nine stores in Colorado by fiscal 1994 and then adopted an expansion strategy to enter new markets in the Rocky Mountain, Midwest and Southwest regions. By the end of fiscal 1997, we had grown to 18 stores. In June 1997, we acquired Audio King Corporation, a consumer electronics specialty retailer with 11 retail stores in Minnesota, Iowa and South Dakota. We then opened one store in fiscal 1998, one store in fiscal 2000, five stores in fiscal 2001 and ten stores in fiscal 2002. We currently operate 46 stores in 11 states.

        We plan to open 10 to 12 stores in fiscal 2003. We have signed leases for 11 of these store locations, nine of which are in the Dallas/Fort Worth market and two of which are in the St. Louis market. We expect to open approximately 10 to 12 new stores in fiscal 2004.

        Our investment cost for large format stores opened in the last two fiscal years has been approximately $3.3 million per store, including leasehold improvements, fixtures and equipment, inventory (net of payables) and preopening expenses. Our large format stores have typically been profitable on a store operating basis within their first 12 months of operation and, on average, return our investment in 30 months or less. The timing of our new store openings and relocations will significantly impact our results of operations and financial condition in future periods.

Critical Accounting Policies

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that, of the significant accounting policies described in Notes 1 and 2 to the consolidated financial statements, the following involve a higher degree of judgment and complexity, and are therefore considered critical.

  Revenue Recognition

        Revenue is recognized at the time the customer takes possession of the merchandise or such merchandise is delivered to the customer. Sales, which includes net warranty revenue, consists of gross sales less discounts, price guarantees, returns and allowances. We grant credit to customers through independent, third-party finance companies, who assume the credit risk for the collection of the related accounts receivable. During fiscal 2002, approximately 32% of our total sales were to customers who financed their purchases using our private label and manufacturer sponsored credit cards. When we offer interest-free promotions, we normally pay a fee at the time of the transaction. This fee averages between 3.0% and 4.0% of the amount financed by the customer.

        We sell extended warranty contracts on behalf of a fully-insured unrelated party. The contracts extend beyond the normal manufacturer's warranty period, usually with terms of coverage (including the manufacturer's warranty period) between 12 and 60 months. The extended warranty contracts are administered by a third party and all performance obligations and risk of loss with respect to such contracts are the responsibility of such administrator and other parties. Effective February 1, 2000, we restructured our extended warranty master contract with the administrator. For extended warranty contracts entered into after February 1, 2000, we are a non-obligor and, therefore, we recognize commissions from the sale of these non-obligor contracts as revenues at the time of sale to customers. We are deemed to be the obligor under the extended warranty contracts entered into prior to February 1, 2000, and we recognize revenues over the term of these obligor contracts, generally 12 to 60 months. Revenues from extended warranty contracts entered into prior to February 1, 2000, will be amortized in decreasing amounts through fiscal 2005.

  Advertising Costs and Cooperative Revenue

        In accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs," all advertising costs are deferred until the first time the advertising takes place. In addition, we accrue rebates based upon specified percentages of inventory purchases and record such amounts as a reduction of advertising expense. Certain rebates are based on projected volumes of purchases from related vendors, reflecting product demand in each of our markets. Although our projections have historically been representative of actual purchases, changes in market or economic conditions in specific markets where we operate could have a material impact on the realization of the recorded rebate receivables and reductions of advertising expense. We also deduct amounts for cooperative advertising directly from payment to manufacturers for inventory purchases based on individual agreements with our manufacturers. Net advertising expense charged to operations was $9.0 million, $6.4 million and $4.8 million for fiscal years 2002, 2001 and 2000, respectively.

  Inventories

        We state merchandise inventories at the lower of cost (weighted average cost) or market. Significant management judgement is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand because a product may either be discontinued or become technologically outdated earlier than anticipated. Inventories are presented net of an allowance for obsolescence of $1.2 million and $951,000 at January 31, 2002 and 2001, respectively.

Results of Operations

        The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to sales:

	Percentage of Sales for the Years Ended January 31,
	2000	2001	2002
Sales	100.0%	100.0%	100.0%
Cost of goods sold	70.0	68.6	69.0

Gross profit	30.0	31.4	31.0
Selling, general and administrative expenses	26.0	26.5	27.6

Income from operations	4.0	4.9	3.4
Interest expense, net	0.5	—	0.1

Income before taxes and extraordinary items	3.5	4.9	3.3
Income tax expense	1.3	1.8	1.2

Income before extraordinary item	2.2	3.1	2.1
Extraordinary loss on early extinguishment of debt, net of taxes	—	0.1	—

Net income	2.2%	3.0%	2.1%

Fiscal 2002 Compared to Fiscal 2001

        Sales.    For the year ended January 31, 2002, sales were $580.2 million, a 20% increase from sales of $484.4 million for the prior year. The increase in sales during fiscal 2002 was primarily due to sales from the 10 new stores opened during the year. This increase was partially offset by a decrease in comparable store sales of 2% for the year due to a sluggish economy and weak consumer confidence. In the first three quarters of fiscal 2002, we experienced negative single digit comparable store sales, a trend that was further aggravated by the terrorist attacks on September 11, 2001. We generated a 2%

comparable store sales growth in the fourth quarter due to improved consumer confidence and increased demand for digital products.

        Revenues from extended warranty contracts entered into prior to February 1, 2000, will be amortized in decreasing amounts through fiscal 2005.

        Gross Profit.    Costs of goods sold includes merchandise costs, buying costs and warehousing and distribution costs less vendor purchase discounts and volume rebates. Gross profit in fiscal 2002 increased 18% to $180.1 million (31.0% of sales) from $152.3 million (31.4% of sales) in fiscal 2001. The decrease in gross profit as a percentage of sales was due to higher than expected inventory shrinkage in the fourth quarter, reduced amortization of warranties sold prior to February 1, 2000, and the continued shift in merchandise mix to lower margin categories. This decrease was partially offset by higher margins in most product categories.

        Over the last three years, we have experienced a continued shift in our merchandise mix from higher margin products such as audio and mobile electronics to lower margin products such as television and DVD. For example, sales of audio products have decreased from 24% of total sales during fiscal 2000 to 20% of total sales in fiscal 2002, while sales of televisions have increased from 31% of total sales during fiscal 2000 to 38% of total sales in fiscal 2002. This shift in merchandise mix has negatively impacted our gross profit margins. At the same time, our gross margins in most product categories have increased, which has offset the decrease in our gross profit margins due to the shift in merchandise mix.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses include net advertising costs, occupancy costs, payroll, depreciation, computer costs and all other expenses necessary to operate our business. Selling, general and administrative expenses in fiscal 2002 increased 25% to $160.5 million (27.6% of sales) from $128.4 million (26.5% of sales) in fiscal 2001. The increase in selling, general and administrative expenses as a percentage of sales was primarily the result of increased occupancy costs for new stores, additions in personnel to facilitate our expansion, increased net advertising expenses incurred as we entered three new markets over the past two years and lower than planned comparable store sales growth for the year.

        Income from Operations.    As a result of the foregoing, income from operations decreased 18% to $19.6 million (3.4% of sales) from $23.9 million (4.9% of sales) in fiscal 2001.

        Interest Expense.    Net interest expense for fiscal 2002 increased to $321,000 from $144,000 in fiscal 2001. This increase was primarily due to higher average amounts outstanding under our revolving line of credit during fiscal 2002, partially offset by lower average interest rates during the year.

        Income Taxes.    Our effective tax rate was 38.0% in fiscal 2002 compared to 37.5% in fiscal 2001 primarily due to the state tax impact of new markets.

        Net Income.    Net income for fiscal 2002 was $12.0 million compared to $14.6 million for the prior year, for the reasons described above.

        At an assumed effective tax rate of 38.5%, the net income from extended warranty contracts entered into prior to February 1, 2000, will be approximately $967,000 in fiscal 2003, $565,000 in fiscal 2004 and $229,000 in fiscal 2005.

Fiscal 2001 Compared to Fiscal 2000

        Sales.    For the year ended January 31, 2001, sales were $484.4 million, a 26% increase from sales of $385.0 million for the prior year. The increase in sales during fiscal 2001 was due primarily to the five new stores opened during the year as well as the comparable store sales increase. Comparable store sales increased 13% for the year ended January 31, 2001 due to the introduction of new products such as DVD and HDTV, an increase in demand for digital products generally and a strong economy.

        Gross Profit.    Gross profit in fiscal 2001 increased 32% to $152.3 million (31.4% of sales) from $115.5 million (30.0% of sales) in fiscal 2000. The improvement in gross profit was due primarily to increased sales of new digital technology products; margin improvements in almost every product category, partially offset by a lower mix of higher margin categories such as audio and mobile electronics; increased sales of high margin installation services; and amortization of warranty income in the amount of $5.7 million (1.2% of sales).

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in fiscal 2001 increased 29% to $128.4 million (26.5% of sales) from $99.9 million (26.0% of sales) in fiscal 2000. The percentage increase in selling, general and administrative expenses was directly related to selling costs associated with amortization of warranty income (0.5% of sales).

        Income From Operations.    As a result of the foregoing, income from operations increased 54% to $23.9 million (4.9% of sales) from $15.6 million (4.0% of sales) in fiscal 2000.

        Interest Expense.    Interest expense for fiscal 2001 decreased to $144,000 from $2.1 million in fiscal 2000. This decrease was primarily due to our redemption of our outstanding bonds in March 2000 (see "Liquidity and Capital Resources") along with lower average amounts outstanding under our revolving line of credit.

        Income Taxes.    Our effective tax rate of 37.5% in fiscal 2001 was the same as the prior year.

        Net Income.    Net income for fiscal 2001 was $14.6 million compared to $8.4 million for the prior year, for the reasons described above.

Quarterly Results of Operations

        The following table shows certain financial and operating data for each of the most recent eight quarters. The quarterly information is unaudited but has been prepared on the same basis as our audited financial statements included elsewhere in the report. In the view of management, this unaudited data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited quarterly results when read in conjunction with our audited financial statements. The results of operations for any quarter are not necessarily indicative of the results for any future period.

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
	(in thousands, except per share data and operating data)
Fiscal 2002
Sales	$115,132	$117,607	$132,803	$214,681
Gross profit	35,570	38,449	42,238	63,840
Preopening expenses	172	911	1,243	1,043
Income from operations	2,842	2,932	2,795	11,033
Net income	1,698	1,798	1,680	6,777
Earnings per share—basic	.16	.16	.15	.61
Earnings per share—diluted	.15	.16	.15	.59
New stores opened	1	3	1	5
Comparable store sales	0%	(5)%	(6)%	2%
Fiscal 2001
Sales	$95,006	$101,978	$117,207	$170,217
Gross profit	29,721	33,049	37,734	51,830
Preopening expenses	199	727	412	519
Income from operations	2,900	3,608	5,449	11,963
Net income	1,554	2,256	3,387	7,410
Earnings per share—basic	.15	.21	.31	.68
Earnings per share—diluted	.14	.20	.30	.65
New stores opened	—	2	—	3
Comparable store sales	18%	15%	12%	10%

        Operating results are dependent upon a number of factors, including discretionary consumer spending, which is affected by local, regional and national economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates and taxation. Our quarterly results of operations may fluctuate significantly as a result of a number of factors, including:

  •
  comparable store sales and the success of new stores;

  •
  the timing of new store openings and store relocations;

  •
  the amount of store preopening expenses;

  •
  the amount of grand opening expenses incurred in new markets;

  •
  weather conditions in our markets;

  •
  the mix of consumer electronics products sold in our stores;

  •
  the availability of new products; and

  •
  actions by our competitors, including grand opening and store closing sales by competitors.

As we have opened additional stores within markets we already serve, sales at existing stores have been adversely affected. Such adverse effects may occur in the future.

In the past, we have experienced significant variability in preopening costs from quarter to quarter. These fluctuations are primarily a function of the timing of new store openings. We typically incur the most significant portion of preopening costs associated with a given store in the three months prior to its opening.

Our business is affected by seasonal consumer buying patterns. As is the case with many other retailers, our sales and profits have been greatest in the fourth quarter (which includes the holiday selling season). Due to the importance of the holiday selling season, any factors negatively impacting the holiday selling season could have a material adverse impact on our financial condition and results of operations.

Liquidity and Capital Resources

        Historically, our primary sources of liquidity for funding our expansion have been net cash from operations, revolving credit lines, term debt and issuances of common stock. Our primary cash requirements are related to expenditures for new store openings and the relocation or remodeling of existing store locations. These expenditures include leasehold improvements, fixtures and equipment, preopening expenses, additional inventory requirements and selling, general and administrative expenses.

        Net cash provided by operating activities equaled $15.3 million for fiscal 2002 compared to net cash provided by operating activities of $1.0 million for fiscal 2001. The increase in cash provided by operating activities over the past year was primarily the result of higher accounts payable balances in fiscal 2002.

        Net cash used in investing activities was $47.3 million for fiscal 2002, primarily related to capital expenditures for new store openings, the installation of warehouse management software, the reconfiguration and expansion of our warehouse and distribution center and implementation of our new management information system. In February 2001, we completed a sale and leaseback transaction with a related party for our store in Colorado Springs, Colorado. See "Certain Relationships and Related Transactions." In October 2001, we increased the size of our main warehouse and distribution center in Thornton, Colorado by 50,000 square feet. For fiscal 2001, net cash used in investing activities was $13.1 million. We incurred capital expenditures of $25.1 million during fiscal 2001, primarily for new store openings and the relocation and expansion of an existing store, which was partially offset by receipt of $12.0 million in proceeds from the sale of an investment available for sale acquired with the proceeds from our public offering in fiscal 2000.

        We expect capital expenditures of approximately $40 million in fiscal 2003, primarily for new store openings, a remodel of our Fort Collins, Colorado store and implementation of our new management information system. We have signed leases for 11 new store locations. The cost of new stores is anticipated to average approximately $3.3 million per store during fiscal 2003, which amount includes leasehold improvements, fixtures and equipment, inventory (net of payables) and preopening expenses. Leasehold improvements, fixtures and equipment are expected to average approximately $2.2 million per store, depending on tenant allowances. The inventory requirement for each new store is expected to average approximately $1.5 million, approximately $750,000 of which will be financed through trade credit from our vendors. Preopening expenses for new stores are expected to average approximately $350,000, and include costs for advertising prior to opening and recruitment and training of new employees. If we relocate existing stores, preopening costs are expected to average $150,000 and will be higher if we are required to terminate existing store leases prior to their maturity. We anticipate capital expenditures of approximately $6 million to complete the implementation of our new management information system.

        Net cash provided by financing activities totaled $31.7 million during fiscal 2002 compared to net cash used in financing activities of $2.3 million during fiscal 2001. Net cash provided by financing activities for fiscal 2002 related primarily to net borrowings under our revolving line of credit. Net cash used in financing activities for the prior year was primarily the result of repayment, in full, of our 10.25% bonds on March 31, 2000, partially offset by borrowings under our revolving line of credit.

        On September 30, 1998, we executed a three-year $40 million credit agreement, as amended, with Foothill Capital Corporation, a wholly owned subsidiary of Wells Fargo Bank. Borrowings under this revolving line of credit were limited to the lesser of $40 million or 80% of eligible inventory and a portion of accounts receivable. This credit agreement was replaced on September 28, 2001 when we entered into a three-year $50 million credit agreement with Wells Fargo Finance, LLC. On December 12, 2001, we amended the agreement to increase the credit limit to $80 million. Borrowings under this revolving line of credit are limited to the lesser of (i) $80 million and (ii) 75% of eligible inventory plus the lesser of 75% of eligible accounts receivable and $2.5 million. Amounts borrowed bear interest, payable monthly, based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. Our weighted average interest rate was 4.1% at January 31, 2002. Inventories, accounts receivable, equipment and intangibles secure the borrowings. The facility includes negative covenants that places restrictions on our ability to incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase our capital stock, issue guarantees, sell or otherwise dispose of assets and engage in transactions with affiliates without the written consent of the bank. The facility also contains covenants regarding our gross margins, inventory levels, tangible net worth and capital expenditures. Effective December 31, 2001, we amended the agreement with respect to the capital expenditures covenant. We are in compliance with all loan covenants. As of January 31, 2002, we had a borrowing base of $75 million, of which $35.2 million was outstanding.

        We believe that our cash flow from operations and borrowings under our revolving line of credit will be sufficient to fund our operations, debt repayment and expansion through fiscal 2003. To fund our capital requirements beyond that time, we may be required to seek additional financing, which could include an increase in our revolving line of credit or additional debt or equity financings. We may also remortgage our Thornton facility. We may not be able to obtain such funds on favorable terms, if at all.

        The following table reflects our contractual obligations and other commercial commitments as of January 31, 2002:

Contractual Obligations

	Payments Due by Period
	Less than 1 year	Years 2 & 3	Years 4 & 5	Over 5 years	Total
	(in thousands)
Capital lease obligations	$341	$699	$442	$1,833	$3,315
Operating leases	16,293	32,371	29,721	129,578	207,963
Purchase commitments	3,600	—	—	—	3,600
Construction commitments	2,500	—	—	—	2,500

	$22,734	$33,070	$30,163	$131,411	$217,378

Other Commercial Commitments

	Amount of Commitment Expiration by Period
	Less than 1 year	Years 2 & 3	Years 4 & 5	Over 5 years	Total
	(in thousands)
Revolving line of credit(1)	—	$35,222	—	—	$35,222

	—	$35,222	—	—	$35,222

(1)
The principal balance outstanding under our revolving line of credit was $35.2 million as of January 31, 2002. All amounts outstanding under our revolving line of credit will need to be repaid on September 30, 2004, unless our line of credit is renewed.

Impact of Inflation

        We believe that inflation has not had a significant effect on results of operations during the last few years. We cannot predict whether inflation will have an impact on our results of operations in the future.

Recently Issued Accounting Standards

Accounting for Derivative Instruments and Hedging Activities (SFAS 133)

        In June 1998, the Financial Accounting and Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 138, which was adopted by us on February 1, 2001. SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in derivatives that are not hedges are adjusted to fair value through income. Changes in derivatives that meet SFAS 133 hedge criteria are either offset through income or recognized in other comprehensive income until the hedged item is recognized in earnings. Our adoption of SFAS 133 had no effect on our financial condition, results of operations, or cash flows because we do not own any derivative instruments.

Business Combinations (SFAS 141) and Goodwill and Other Intangible Assets (SFAS 142)

        In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires companies to reflect intangible assets apart from goodwill and requires all business combinations subsequent to July 1, 2001 to be accounted for using the purchase method of accounting. SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires us to perform an annual impairment test on all goodwill and indefinite lived intangible assets. We adopted these statements on February 1, 2002. Goodwill amortization expense was $275,000, $275,000 and $276,000 during fiscal years 2002, 2001 and 2000, respectively.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discusses our exposure to market risks related to changes in interest rates and other general market risks. All of our investment and financing decisions are supervised or managed by our executive officers.

        Cash and Cash Equivalents.    As of January 31, 2002, we had $2.7 million in non-restricted cash and cash equivalents held in various non-interest bearing accounts. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Outstanding Debt of the Company.    We are exposed to market risk due to changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes. We had an $80 million revolving line of credit on January 31, 2002. Amounts borrowed under the $80 million revolving line of credit bear interest based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. The principal balance under our revolving line of credit was $35.2 million as of January 31, 2002. An increase in the interest rate on our revolving line of credit of 44 basis points (a 10% change from the bank's reference rate as of January 31, 2002) would have no material effect on our operating results. We have not hedged against interest rate changes.

        All of our merchandise inventory purchases are domestically sourced and denominated in U.S. dollars.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of Ultimate Electronics and Report of Independent Auditors are included in this Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        Certain information required by Part III is omitted from this Report. We will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated into Part III of this Report by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10: DIRECTORS AND CERTAIN EXECUTIVE OFFICERS OF ULTIMATE ELECTRONICS, INC.

        The information required by this Item is incorporated by reference from the section labeled "Directors and Executive Officers" in the Proxy Statement.

ITEM 11: EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from the section labeled "Compensation of Directors" and "Executive Compensation" excluding the "Board Compensation Committee Report on Executive Compensation" and the "Performance Graph" in the Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference from the section labeled "Principal Stockholders" in the Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference from the section labeled "Certain Relationships and Related Transactions" in the Proxy Statement.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  Documents filed as part of this report on Form 10-K or incorporated by reference.

  (1)
  The consolidated financial statements of the Company are listed on the "Index to Consolidated Financial Statements," on page F-1 to this report.

  (2)
  Financial Statement Schedules

      Schedule II—Valuation and Qualifying Accounts

    (3)
    Exhibits—see (c) below.

  (b)
  Reports on Form 8-K:

    None

  (c)
  Exhibits

        The following exhibits are filed pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Ultimate Electronics, Inc., incorporated by reference to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993, as amended by Certificate of Amendment No. 1 to the Amended and Restated Certificate of Incorporation, incorporated by reference to the Registration Statement on Form S-3 (File No. 333-87341), filed with the Commission on September 29, 1999.
3.2	Certificate of Amendment No. 2 to the Amended and Restated Certificate of Incorporation.*
3.3	Bylaws of Ultimate Electronics, incorporated by reference to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.
4.1	Rights Agreement, dated as of January 31, 1994, by and between Ultimate Electronics and Norwest Bank Minnesota, National Association, as rights agent, incorporated by reference to Ultimate Electronics' Current Report on Form 8-K filed with the Commission on February 10, 1995; as amended by Amendment No. 1 to the Rights Agreement, dated January 31, 1995, by and between Ultimate Electronics and Norwest Bank Minnesota, N.A. as rights agent, incorporated by reference to Ultimate Electronics' Quarterly Report on Form 10-Q for the period ended April 30, 1995.
10.1	Second Amended and Restated Loan and Security Agreement, by and among Ultimate Electronics, Inc. and Wells Fargo Retail Finance, LLC dated September 28, 2001, as amended by the First Amendment to the Second Amended and Restated Loan Agreement dated December 12, 2001, each as incorporated by reference to the Ultimate Electronics' Quarterly Report on Form 10-Q for the period ended October 31, 2001, as amended by the Second Amendment to the Second Amended and Restated Loan Agreement, effective as of December 31, 2001.*
10.2	Employee Stock Option Plan, incorporated by reference to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.
10.3	Non-Employee Stock Option Plan, incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on October 7, 1993

10.4	1997 Equity Incentive Plan, incorporated by reference to the Registration Statement on Form S-8 (File No. 333-43049), filed with the Commission on December 23, 1997.
10.5	Amended and Restated 2000 Equity Incentive Plan, incorporated by reference to the Ultimate Electronics' Current Report on Form 8-K, filed with the Commission on September 15, 2000.
10.6	Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Ultimate Electronics' Current Report on Form 8-K, filed with the Commission on September 15, 2000.
10.7	Ultimate Electronics, Inc. 401(k) Retirement Savings Plan, incorporated by reference to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.
10.8	Form of Confidentiality Agreement, dated February 5, 2001, by and between Ultimate Electronics and each of William J. Pearse, J. Edward McEntire, David J. Workman, Alan E. Kessock and Neal A. Bobrick.*
10.9	Form of Change of Control Agreement, dated June 27, 1997, by and between Ultimate Electronics and each of William J. Pearse, J. Edward McEntire, David J. Workman, Alan E. Kessock and Neal A. Bobrick, incorporated by reference to the Ultimate Electronics' Quarterly Report on Form 10-Q for the period ended July 31, 1997.
10.10	Form of Incentive Stock Option Agreement for Key Employees.*
10.11	Form of Non-Statutory Stock Option Agreement for Key Employees.*
10.12	Form of Indemnification Agreement by and between Ultimate Electronics and each of William J. Pearse, J. Edward McEntire, David J. Workman, Alan E. Kessock, Neal A. Bobrick, Robert W. Beale, Randall F. Bellows, and Larry D. Strutton.*
10.13	Lease Agreement, dated April 1, 1989, by and between Ultimate Electronics and Pearse Investment Company, L.L.L.P. (successor in interest to William J. and Barbara A. Pearse), incorporated by reference to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.
10.14	Lease Agreement, dated October 13, 1989, by and between Ultimate Electronics and Pearse Investment Company, L.L.L.P. (successor in interest to William J. and Barbara A. Pearse), incorporated by reference to the to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.
10.15	Lease Agreement, dated February 28, 2001, by and between Ultimate Electronics and Pearse Investment Company, L.L.L.P., incorporated by reference to the Ultimate Electronics' Annual Report on Form 10-K for the period ended January 31, 2001.
21.1	Subsidiaries of the Company.*
23.1	Consent of Ernst & Young LLP.*
24.1	Power of Attorney (included in signature page).

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed March 25, 2002 on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ J. EDWARD MCENTIRE J. Edward McEntire Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan E. Kessock, J. Edward McEntire and David J. Workman and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes and as he or they might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. PEARSE William J. Pearse	Chairman of the Board and a Director	March 25, 2002
/s/ J. EDWARD MCENTIRE J. Edward McEntire	Chief Executive Officer and a Director (Principal Executive Officer)	March 25, 2002
/s/ DAVID J. WORKMAN David J. Workman	President, Chief Operating Officer and a Director	March 25, 2002
/s/ ALAN E. KESSOCK Alan E. Kessock	Senior Vice President, Chief Financial Officer, Secretary and a Director (Principal Financial and Accounting Officer)	March 25, 2002
/s/ ROBERT W. BEALE Robert W. Beale	Director	March 25, 2002
/s/ RANDALL F. BELLOWS Randall F. Bellows	Director	March 25, 2002
/s/ LARRY D. STRUTTON Larry D. Strutton	Director	March 25, 2002

REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Ultimate Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Ultimate Electronics, Inc. and subsidiaries ("the Company") as of January 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultimate Electronics, Inc. at January 31, 2002 and 2001, and the results of its consolidated operations and its consolidated cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/  ERNST & YOUNG LLP

Denver, Colorado
March 11, 2002

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	January 31,
	2002	2001
ASSETS:
Current assets:
Cash and cash equivalents	$2,694	$2,954
Accounts receivable, net	30,158	28,499
Merchandise inventories, net	86,680	67,567
Property held for sale	—	4,494
Deferred tax asset	—	120
Prepaid expenses and other	1,961	1,737

Total current assets	121,493	105,371
Property and equipment, at cost:
Furniture, fixtures & equipment	57,506	39,636
Leasehold improvements	47,193	33,585
Autos and trucks	394	281
Land and buildings	28,083	18,087
Construction-in-progress	15,730	5,697

	148,906	97,286
Less accumulated depreciation	42,294	32,314

	106,612	64,972
Property under capital leases, including related parties, net	1,202	1,337
Goodwill, net	1,477	1,751
Other assets	687	589

Total assets	$231,471	$174,020

See accompanying notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS (Continued)

(amounts in thousands, except share and per share data)

	January 31,
	2002	2001
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$42,551	$29,677
Accrued liabilities	26,122	23,696
Revolving line of credit—short term	—	7,304
Current portion of term loans	—	19
Current portion of capital lease obligations, including related parties	113	101
Deferred revenue	1,573	2,248
Deferred tax liability	319	—

Total current liabilities	70,678	63,045
Revolving line of credit—long term	35,222	—
Capital lease obligations, including related parties, less current portion	1,546	1,659
Deferred revenue, less current portion	1,290	2,863
Deferred tax liability	884	483

Total long-term liabilities	38,942	5,005

Total liabilities	109,620	68,050
Commitments
Stockholders' equity:
Preferred Stock, par value $.01 per share
Authorized shares—10,000,000
No shares issued and outstanding	—	—
Common stock, par value $.01 per share
Authorized shares—40,000,000
Issued and outstanding shares, 11,241,686 and 10,938,331 at January 31, 2002 and 2001	112	109
Additional paid-in capital	77,215	73,290
Retained earnings	44,524	32,571

Total stockholders' equity	121,851	105,970

Total liabilities and stockholders' equity	$231,471	$174,020

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Year ended January 31,
	2002	2001	2000
Sales	$580,223	$484,408	$384,983
Cost of goods sold	400,126	332,074	269,496

Gross profit	180,097	152,334	115,487
Selling, general and administrative expenses	160,495	128,414	99,922

Income from operations	19,602	23,920	15,565
Interest expense, net	321	144	2,087

Income before taxes and extraordinary item	19,281	23,776	13,478
Income tax expense	7,328	8,915	5,051

Income before extraordinary item	11,953	14,861	8,427
Extraordinary loss on early extinguishment of debt, net of taxes	—	254	—

Net income	$11,953	$14,607	$8,427

Earnings per share before extraordinary item—basic	$1.08	$1.38	$.95
Earnings per share before extraordinary item—diluted	$1.04	$1.30	$.88
Earnings per share—basic	$1.08	$1.35	$.95
Earnings per share—diluted	$1.04	$1.28	$.88
Weighted average shares outstanding—basic	11,041	10,792	8,858
Weighted average shares outstanding—diluted	11,483	11,421	9,553

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands, except share data)

	Common Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
BALANCES, JANUARY 31, 1999	8,160,796	$81	$33,912	$9,537	$43,530
Issuance of common stock	2,337,500	24	35,964	—	35,988
Exercise of stock options	207,022	2	925	—	927
Net income	—	—	—	8,427	8,427

BALANCES, JANUARY 31, 2000	10,705,318	107	70,801	17,964	88,872
Exercise of stock options	233,013	2	2,489	—	2,491
Net income	—	—	—	14,607	14,607

BALANCES, JANUARY 31, 2001	10,938,331	109	73,290	32,571	105,970
Exercise of stock options	213,620	2	2,158	—	2,160
Issuance of shares through ESPP plan	89,735	1	1,767	—	1,768
Net income	—	—	—	11,953	11,953

BALANCES, JANUARY 31, 2002	11,241,686	$112	$77,215	$44,524	$121,851

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended January 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,953	$14,607	$8,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,578	8,260	6,835
Deferred taxes	839	1,294	(942)
Changes in operating assets and liabilities:
Accounts receivable	(1,659)	(8,079)	(2,606)
Merchandise inventories	(19,113)	(16,298)	(4,361)
Prepaid expenses and other	(224)	(64)	(586)
Other assets	(98)	346	74
Accounts payable, accrued and other liabilities	13,052	926	8,073

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,328	992	14,914
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(47,314)	(25,054)	(11,930)
Redemptions (purchases) of investments available for sale	—	12,003	(12,003)

NET CASH USED IN INVESTING ACTIVITIES	(47,314)	(13,051)	(23,933)
CASH FLOWS FROM FINANCING ACTIVITIES:
Aggregate borrowings under long-term revolving credit agreement	560,150	263,273	239,365
Aggregate repayments under long-term revolving credit agreement	(532,232)	(255,969)	(252,553)
Early extinguishment of bonds payable	—	(11,700)	—
Proceeds from issuance of common stock	1,768	—	35,988
Proceeds from exercise of stock options	2,160	2,491	927
Repurchase of long term bonds payable	—	—	(1,300)
Principal payments on term loans and capital lease obligations	(120)	(393)	(518)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	31,726	(2,298)	21,909

Net (decrease) increase in cash and cash equivalents	(260)	(14,357)	12,890
Cash and cash equivalents at beginning of year	2,954	17,311	4,421

Cash and cash equivalents at end of year	$2,694	$2,954	$17,311

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,007	$730	$2,508
Income taxes	4,410	5,691	1,188

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Background

Ultimate Electronics, Inc. (the "Company") is a leading specialty retailer of consumer electronics and home entertainment products. As of January 31, 2002, the Company operated 46 stores in Arizona, Colorado, Idaho, Iowa, Minnesota, Missouri, Nevada, New Mexico, Oklahoma, South Dakota and Utah.

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

Property Held For Sale

During fiscal year 2001, the Company purchased land and constructed a building for a new store located in Colorado Springs, Colorado. The store opened in November 2000. In February 2001, the Company entered into a sale and leaseback transaction with Pearse Investment Company, LLLP, an entity controlled by William J. and Barbara A. Pearse (see Note 8). There was no gain or loss recognized as a result of the sale.

Inventories

The Company states merchandise inventories at the lower of cost (weighted average cost) or market. Inventories are presented net of an allowance for obsolescence of $1.2 million and $951,000 at January 31, 2002 and 2001, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred.

Depreciation and Amortization

Depreciation is provided principally using the straight-line method based upon the following useful lives:

Furniture, fixtures and equipment	5-7 years
Leasehold improvements	7-20 years
Autos and trucks	5 years
Property under capital leases	5-15 years
Buildings	30 years

Capitalized Interest

For the fiscal years ended January 31, 2002, 2001 and 2000, the Company capitalized interest of $930,000, $250,000 and $0, respectively, primarily associated with the construction of new stores.

Accrued Liabilities

Accrued liabilities are comprised of the following:

	January 31,
	2002	2001
	(in thousands)
Compensation	$5,739	$6,327
Sales taxes	2,889	2,247
Customer deposits	7,427	4,566
Income taxes	5,760	4,988
Other	4,307	5,568

Total	$26,122	$23,696

Revenue Recognition

Revenue is recognized at the time the customer takes possession of the merchandise or such merchandise is delivered to the customer. Sales, which includes net warranty revenue, consists of gross sales less discounts, price guarantees, returns and allowances. The Company grants credit to customers through independent, third-party finance companies, which companies assume the credit risk for the collection of the related accounts receivable. When interest-free promotions are offered by the Company, a fee is normally paid by the Company at the time of the transaction. This fee averages between 3.0% and 4.0% of the amount financed by the customer.

Advertising Costs and Cooperative Revenue

In accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs," all advertising costs are deferred until the first time the advertising takes place. In addition, the Company accrues rebates based upon varying percentages of inventory purchases and records such amounts as a reduction of advertising expense. The Company also deducts amounts for cooperative advertising directly from payment to manufacturers for inventory purchases based on individual agreements with the Company's manufacturers. Net advertising expense charged to operations was $8,987,000, $6,352,000 and $4,778,000 for the years ended January 31, 2002, 2001 and 2000, respectively.

Barter/Exchange Transaction

The Company entered into barter/exchange agreements with an unrelated party in April 2001, April 1999 and November 1998, whereby the Company agreed to transfer inventory with a net carrying value of $675,000, $950,000 and $729,000, respectively, in exchange for $755,000, $550,000 and $500,000, respectively, of advertising credits. The Company accounted for the transactions in accordance with EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions." The Company had $685,000, $365,000 and $805,000 in prepaid advertising credits recorded as current assets at January 31, 2002, 2001 and 2000, respectively.

Earnings Per Share of Common Stock

The Company reports its earnings per share amounts in accordance with Statement No. 128, Earnings per Share (SFAS 128). Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of such equity instruments. The calculation of weighted average shares outstanding-diluted for the fiscal years ending January 31, 2002, 2001, and 2000 includes 441,562, 629,233 and 695,396 dilutive shares, respectively, to give effect to the potential exercise of options under the Company's stock option plans.

Goodwill

In fiscal 1998, the Company completed a merger with Audio King Corporation. The transaction resulted in goodwill in the amount of $2.7 million, which is being amortized over a 10-year life. Amortization expense for fiscal years 2002, 2001 and 2000 was $275,000, $275,000 and $276,000, respectively. As of January 31, 2002 and 2001, total accumulated amortization was $1.2 million and $961,000, respectively.

The Company's policy is to account for goodwill at the lower of amortized cost or net realizable value. As part of an ongoing review of the valuation and amortization of goodwill, management assesses the carrying value of the Company's goodwill to determine if changes in facts and circumstances suggest that they may be impaired. If this review indicates that the goodwill is not recoverable, as determined by a discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's goodwill would be reduced to its estimated fair market value. No event has been identified that would indicate an impairment of the value of goodwill recorded in the accompanying consolidated financial statements.

Effective February 1, 2002, the Company adopted new accounting standards issued by the Financial Accounting Standards Board. See "—Recently Issued Accounting Standards—Business Combinations (SFAS 141) and Goodwill and Other Intangible Assets (SFAS 142)."

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit and other long-term debt, have fair values which approximate their recorded values as the financial instruments are either short term in nature or carry interest rates that approximate market rates.

Segment Reporting

During 1997, the FASB issued Statement No. 131, "Disclosures about Segment Reporting of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company conducts business in one operating segment and determined its operating segment based on the individual operations that the chief operating decision maker reviews for purposes of assessing performance and making operating decisions. These individual operations have been reflected as one reporting segment because the Company believes doing so helps users understand the Company's performance and assess its prospects. The combined operations have similar economic characteristics and each operation has similar products, services, customers and distribution methods.

Recently Issued Accounting Standards

Accounting for Derivative Instruments and Hedging Activities (SFAS 133)

In June 1998, the Financial Accounting and Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 138, which was adopted by the Company on February 1, 2001. SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in derivatives that are not hedges are adjusted to fair value through income. Changes in derivatives that meet SFAS 133 hedge criteria are either offset through income or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS 133 had no effect on the Company's financial condition, results of operations, or cash flows because the Company currently does not own any derivative instruments.

Business Combinations (SFAS 141) and Goodwill and Other Intangible Assets (SFAS 142)

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires companies to reflect intangible assets apart from goodwill and requires all business combinations subsequent to July 1, 2001 to be accounted for using the purchase method of accounting. SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires the Company to perform an annual impairment test on all goodwill and indefinite lived intangible assets. The Company adopted these statements on February 1, 2002. Goodwill amortization expense was $275,000, $275,000 and $276,000 during fiscal years 2002, 2001 and 2000, respectively.

2. Accounting For Extended Warranty Contracts

The Company sells extended warranty contracts on behalf of a fully-insured unrelated party. The contracts extend beyond the normal manufacturer's warranty period, usually with terms of coverage (including the manufacturer's warranty period) between 12 and 60 months. The extended warranty contracts are administered by a third party and all performance obligations and risk of loss with respect to such contracts are the responsibility of such administrator and other parties.

For extended warranty contracts entered into prior to February 1, 2000, the Company recognizes revenues, net of direct selling expenses, over the term of the obligor contracts, as the Company was deemed to be the obligor under the terms of its extended warranty master contract. Effective February 1, 2000, the Company restructured its extended warranty master contract with the administrator such that the extended warranty contracts sold after the effective date generally qualify as non-obligor contracts. The Company retains a commission which it now recognizes as revenue from the sale of these non-obligor contracts at the time of sale to the customers.

3. Recent Public Stock Offerings

On October 22, 1999, the Company completed a public offering for the sale of 2,000,000 shares of its common stock at the offering price of $16.50 per share. The Company received proceeds of $30.7 million, net of all offering costs. On November 9, 1999, the underwriters exercised their overallotment option related to this offering. As a result, the Company issued an additional 337,500 shares of its common stock at a price of $16.50 per share. The Company received proceeds from the sale of these shares of $5.3 million, net of all offering costs. The shares issued related to the overallotment option brought the total shares issued in the offering to 2,337,500 and the total proceeds received by the Company to $36.0 million, net of all offering costs.

4. Revolving Line of Credit Agreement

On September 30, 1998, the Company executed a three-year $40 million credit agreement, as amended, with Foothill Capital Corporation, a wholly owned subsidiary of Wells Fargo Bank. Borrowings under this revolving line of credit were limited to the lesser of $40 million or 80% of eligible inventory and a portion of accounts receivable. This credit agreement was replaced on September 28, 2001 when the Company entered into a three-year $50 million credit agreement with Wells Fargo Finance, LLC. On December 12, 2001, the Company amended the agreement to increase the credit limit to $80 million. Borrowings under this revolving line of credit are limited to the lesser of (i) $80 million or (ii) 75% of eligible inventory plus the lesser of 75% of eligible accounts receivable and $2,500,000. Amounts borrowed bear interest, payable monthly, based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. The Company's weighted average interest rate was 4.1% at January 31, 2002. Inventories, accounts receivable, equipment and intangibles secure the borrowings. The facility includes negative covenants that place restrictions on the Company's ability to incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase the Company's capital stock, issue guarantees, sell or otherwise dispose of assets and engage in transactions with affiliates without the written consent of the bank. The facility also contains covenants regarding the Company's gross margins, inventory levels, tangible net worth and capital expenditures. Effective December 31, 2001, the Company amended the agreement with respect to the capital expenditures covenant. The Company is in compliance with all loan covenants. As of January 31, 2002, the Company had a borrowing base of $75 million, of which $35.2 million was outstanding.

5. Bonds Payable

On March 23, 1995, the Company completed an offering for the sale of $13,000,000 aggregate principal amount of bonds payable (the "Bonds"). The Bonds were redeemable by the Company at par any time at or after March 31, 2000. The Company acquired $1,300,000 of the Bonds in the open market in a series of transactions in fiscal 2000. On March 31, 2000, the Company paid $13,111,000 to redeem the Bonds in full. The Bonds were redeemed at a redemption price of 100% of the principal amount and all accrued and unpaid interest as of such date, which totaled $111,000. As a result of the redemption of the Bonds, the Company recognized an extraordinary loss of $254,000 (net of taxes). The Company received $1,300,000 (plus accrued interest) relating to the Bonds it held in connection with its open market purchases during fiscal 2000.

6. Stock Option and Stockholder Rights Plans

Stock Option Plan

Under the terms of the Company's original stock option plan (the "Plan"), the Company granted to officers and employees awards of options to purchase shares of common stock and other types of awards. The Plan authorized the issuance of 900,000 shares of common stock. Under the terms of the non-employee directors' stock option plan (the "Directors' Plan"), the Company granted awards of stock options to non-employee directors. The Directors' Plan authorized the issuance of 20,000 shares of common stock.

In June 1997, at the Company's annual meeting, the Company's stockholders approved a new stock option plan known as the Equity Incentive Plan (the "1997 Plan"). The 1997 Plan replaced both the Plan and the Directors' Plan. Grants issued under the Plan and the Directors' Plan continue to be exercisable according to their original terms but no additional grants can be issued under these plans. The 1997 Plan authorized the issuance of 750,000 shares to be awarded to employees, non-employee directors and/or outside consultants. The exercise price for incentive stock options for employees and non-qualified options for outside directors is the market value of the underlying common stock at the date of grant. Incentive stock options issued to employees who then have attributed ownership of more than 10% of the total combined voting power of all classes of stock must be issued at an exercise price of 110% of market value of the underlying common stock at the date of grant. During fiscal 2001, 32,250 options were granted under the 1997 Plan. The options were granted at prices from $15.50 to $18.75.

In July 2000, at the Company's annual meeting, the Company's stockholders approved a new stock option plan known as the 2000 Equity Incentive Plan (the "2000 Plan"), which replaced the 1997 Plan. Grants issued under the 1997 Plan continue to be exercisable according to original terms but no additional grants can be issued under the 1997 Plan. The 2000 Plan initially authorized the issuance of up to 300,000 shares to be awarded to employees, non-employee directors or outside consultants. The 2000 Plan provides for annual increases of 100,000 shares subject to a maximum of 1,200,000 shares. Each non-employee director receives an option to purchase 4,000 shares of common stock upon becoming a director and an option to purchase 4,000 shares of common stock effective February 1st of each year, which options are exercisable one year from the date of grant. The Board of Directors continues to determine the person to whom employee awards are granted, the types of awards granted, the number of shares granted, the vesting schedule and the term of any option (which cannot exceed ten years). The exercise price for incentive stock options for employees and non-qualified options for outside directors is the market value of the underlying common stock at the date of grant. Incentive stock options issued to employees who then have attributed ownership of more than 10% of the total combined voting power of all classes of stock must be issued at an exercise price of 110% of the market value of the underlying common stock at the date of grant. During fiscal year 2001, 53,250 options were granted under the 2000 Plan. In fiscal year 2002, 188,000 options were granted under the 2002 Plan. The options were granted at prices from $21.70 to $31.00. The options available for grant at January 31, 2002 include only the options available under the 2000 Plan.

Changes in the options outstanding (and option exercise prices for such options) are as follows:

	Year Ended January 31,
	2002	2001	2000
Options outstanding at beginning of year	690,285	837,797	948,517
Granted ($9.625 to $34.938)	188,000	85,500	104,000
Canceled ($1.07 to $28.188)	5,000	—	7,700
Exercised ($1.07 to $18.50)	213,620	233,012	207,020

Options outstanding at end of year	659,665	690,285	837,797

Options exercisable at end of year	366,356	379,969	399,307

Options available for grant at end of year	163,750	346,750	32,250

The weighted average exercise price of options outstanding at January 31, 2002, 2001 and 2000 was $14.28, $7.63 and $5.09, respectively. The weighted average contractual life of the options outstanding at January 31, 2002, 2001 and 2000 was 7.0, 6.7 and 7.0 years, respectively.

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

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to January 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant or the date of repricing using a Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rates ranging from 4.77% to 6.67%; a dividend yield of 0%; volatility factors of the market price of the Company's common stock for fiscal years 2002, 2001 and 2000, respectively, of .734, .747 and .804, and a weighted average expected life of the options of three years. The weighted average fair value of stock options granted during January 31, 2002, 2001 and 2000 was $27.73, $11.03 and $8.48, respectively.

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

The Company's pro forma information follows:

	Year Ended January 31,
	2002	2001	2000
Pro forma net income	$10,901,000	$13,983,000	$7,932,000
Pro forma earnings per share:
Basic	$0.99	$1.30	$0.90
Diluted	$0.95	$1.22	$0.83

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

7. Provision For Income Taxes

Under the liability method of accounting for income taxes as prescribed by FASB Statement No. 109, "Accounting for Income Taxes," deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the provision for income taxes as of January 31, 2002, 2001 and 2000 are as follows:

	Current	Deferred	Total
	(in thousands)
January 31, 2002
Federal	$6,074	$668	$6,742
State	528	58	586

Total	$6,602	$726	$7,328

January 31, 2001
Federal	$6,588	$1,743	$8,331
State	1,033	(449)	584

Total	$7,621	$1,294	$8,915

January 31, 2000
Federal	$5,492	$(855)	$4,637
State	501	(87)	414

Total	$5,993	$(942)	$5,051

The following is a reconciliation of the provision for income taxes to the federal statutory rate for the years ended January 31, 2002, 2001 and 2000:

	Year Ended January 31,
	2002	2001	2000
	(in thousands)
Income taxes at the federal statutory rate	$6,742	$8,325	$4,583
State income taxes, net of federal benefit	586	590	468

Provision for income taxes	$7,328	$8,915	$5,051

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at January 31, 2002 and 2001 are as follows:

	January 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Deferred warranties	$1,038	$1,893
Inventories	2,003	1,944
Accrued liabilities	676	623
Valuation reserves	879	534
Capital leases	137	137

	$4,733	$5,131

Deferred tax liabilities:
Inventories	$(3,877)	$(3,118)
Depreciation and amortization	(2,059)	(2,376)

	(5,936)	(5,494)

Net deferred tax liability	$(1,203)	$(363)

8. Leases

Operating Leases

The Company leases retail stores under agreements that expire at various dates through 2047. Several leases contain escalation clauses or options to renew at negotiated or specified minimum lease payments for periods ranging from one to 30 years beyond the initial noncancelable lease terms. Total rent expense charged to operations was $13,436,000, $9,407,000 and $7,521,000 for the years ended January 31, 2002, 2001 and 2000, respectively.

Capital Leases

The following property is held under capital leases:

	January 31,
	2002	2001
	(in thousands)
Buildings and improvements	$2,877	$2,877

Less accumulated depreciation	1,675	1,540

	$1,202	$1,337

Related Party Leases

In February 2001, the Company entered into a sale and leaseback transaction with an entity controlled by the two principal stockholders of the Company on a new store located in Colorado Springs, Colorado. At January 31, 2002, the Company leases three retail stores with the entity controlled by two principal stockholders of the Company. The lease agreements for the three retail stores provide for annual rent increases over the initial noncancelable lease terms. Total rental payments to related parties under these leases were $677,000, $276,000 and $265,000 for the years ended January 31, 2002, 2001 and 2000, respectively.

The aggregate minimum annual rental commitments as of January 31, 2002 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
Fiscal Year Ended January 31,
2003	$16,293	$341
2004	16,346	346
2005	16,025	353
2006	15,577	238
2007	14,144	204
2008-2020	129,578	1,833

Total minimum lease payments	$207,963	$3,315

Less amount representing interest		1,656

Present value of net minimum lease payments		1,659
Less portion due within one year		113

Long term capital lease obligations		$1,546

9. Purchase and Construction Commitments

The Company had purchase commitments and construction commitments of $3.6 million and $2.5 million, respectively, as of January 31, 2002, and $1.0 million and $4.5 million, respectively, as of January 31, 2001, relating to new store locations.

10. Employee Benefit Plans

The Company has a 401(k) Savings Plan for the benefit of substantially all employees. The Plan provides for both employee and employer contributions. The Company matches 25% of the employee's contribution limited to 1.5% of the employee's annual compensation subject to limitations set annually by the Internal Revenue Service. The Company's contributions were $350,000, $305,000 and $274,000 for the years ended January 31, 2002, 2001 and 2000, respectively.

In July 2000, at the Company's annual meeting, the Company's stockholders approved an Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, the Company initially authorized the issuance of 400,000 shares. The Purchase Plan provides for an annual increase equal to the lesser of (i) 2% of the outstanding shares of the Company, or (ii) a lesser amount determined by the Board, provided that the total shares issued shall never exceed 2,000,000 shares. Eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the market value at certain plan-defined dates. The Purchase Plan terminates on July 17, 2010. In fiscal 2002, 89,735 shares were issued pursuant to the Purchase Plan. There were no shares issued pursuant to the Purchase Plan in fiscal 2001. At January 31, 2002, 310,265 shares were available for issuance under the Purchase Plan.

11. Quarterly Financial Data (unaudited)

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
	(in thousands, except per share data)
Fiscal 2002
Sales	$115,132	$117,607	$132,803	$214,681
Gross profit	35,570	38,449	42,238	63,840
Income from operations	2,842	2,932	2,795	11,033
Net income	1,698	1,798	1,680	6,777
Earnings per share—basic	.16	.16	.15	.61
Earnings per share—diluted	.15	.16	.15	.59
Fiscal 2001
Sales	$95,006	$101,978	$117,207	$170,217
Gross profit	29,721	33,049	37,734	51,830
Income from operations	2,900	3,608	5,449	11,963
Income before extraordinary item	1,808	2,256	3,387	7,410
Net income	1,554	2,256	3,387	7,410
Earnings per share—basic	.15	.21	.31	.68
Earnings per share—diluted	.14	.20	.30	.65

ULTIMATE ELECTRONICS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Describe)		Balance at End of Period
	(in thousands)
Year ended January 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$477	$43	$50	(1)	$470
Reserve for cash and cooperative advertising discounts	84	209	188	(1)	105
Allowance for obsolete inventory	951	558	309	(2)	1,200

Total	$1,512	$810	$547		$1,775

Year ended January 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$446	$62	$31	(1)	$477
Reserve for cash and cooperative advertising discounts	36	478	430	(1)	84
Allowance for obsolete inventory	920	552	521	(2)	951

Total	$1,402	$1,092	$982		$1,512

Year ended January 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$310	$420	$284	(1)	$446
Reserve for cash and cooperative advertising discounts	49	116	129	(1)	36
Allowance for obsolete inventory	1,509	548	1,137	(2)	920

Total	$1,868	$1,084	$1,550		$1,402

(1)
Uncollectible accounts written off, net of recoveries

(2)
Write-offs of obsolete inventory.

S-1

EXHIBIT INDEX

Exhibit No	Description of Exhibit

3.2	Certificate of Amendment No. 2 to the Amended and Restated Certificate of Incorporation.
10.1	Second Amendment to the Second Amended and Restated Loan Agreement, effective as of December 31, 2001.
10.8	Form of Confidentiality Agreement, dated February 5, 2001, by and between Ultimate Electronics and each of William J. Pearse, J. Edward McEntire, David J. Workman, Alan E. Kessock and Neal A. Bobrick.
10.10	Form of Incentive Stock Option Agreement for Key Employees.
10.11	Form of Non-Statutory Stock Option Agreement for Key Employees.
10.12	Form of Indemnification Agreement by and between Ultimate Electronics and each of William J. Pearse, J. Edward McEntire, David J. Workman, Alan E. Kessock, Neal A. Bobrick, Robert W. Beale, Randall F. Bellows, and Larry D. Strutton.
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included in signature page).