Form 10-K/A
period 2002-01-31
ULTIMATE ELECTRONICS INC
filed 2002-04-29
CIK 911626

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A-1

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $197,012,783 as of March 1, 2002.

        The number of shares of Common Stock outstanding as of March 1, 2002 was 11,245,545.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed solely to make the following amendments to Items 1, 10, 11, 12, 13 and 14:

Item 1: A risk factor entitled "If Our Warehouse and Distribution Center were Destroyed or Severely Damaged, Our Results of Operations Would Be Negatively Impacted" has been added.

Item 7: The description of the security for the Company's revolving credit facility was amended to state that bank accounts, negotiable instruments, investment property, intellectual property and equity interests in our subsidiaries also secure borrowings.

Items 10, 11, 12 and 13: The Company has decided to include the information required by these items rather than incorporate such information by reference to its Proxy Statement to be filed pursuant to Regulation 14A.

Item 14: The list of exhibits was amended to add the Ultimate Electronics' bonus plans as Exhibit 10.16 and to add exhibit numbers to the information incorporated by reference.

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

        A number of different competitive factors could have a material adverse effect on our results of operations and financial condition, including:

  •
  expansion by existing competitors;

  •
  entry by new competitors into markets in which we are currently operating;

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

If Our Warehouse and Distribution Center Were Destroyed or Severely Damaged, Our Results of Operations Would Be Negatively Impacted

        We distribute most of our merchandise to our stores from a warehouse and distribution center located in Thornton, Colorado. If our warehouse and distribution center were destroyed or severely damaged, our results of operations would be negatively impacted.

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

        We do not expect comparable store sales to increase at rates experienced in fiscal 2000 and 2001, and comparable store sales may be negative in the future. Our historical results have fluctuated significantly from quarter to quarter. For example, comparable store sales were up 10% during the last quarter of fiscal 2001, were flat during the first quarter of fiscal 2002 and were down 5% during the second quarter of fiscal 2002. Changes in our quarterly and annual comparable store sales results could cause the price of our common stock to fluctuate substantially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Quarterly Results of Operations."

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

Our Management, Including a Principal Stockholder, Owns a Significant Portion of Our Common Stock and Will Be Able to Exercise Significant Influence Over Our Affairs

        William J. Pearse, our Chairman, beneficially owns approximately 15.9% of our outstanding common stock. In addition, our directors and executive officers as a group (including Mr. Pearse) beneficially own approximately 19.4% of our common stock. As a result of this share ownership, our management, and in particular Mr. Pearse, will be able to exert significant influence on corporate actions requiring stockholder approval, including the election of directors. This share ownership could delay or prevent a change in control. It could also prevent our stockholders from realizing a premium over the market price for our common stock or making a change in management.

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

        We expect capital expenditures of approximately $40 million in fiscal 2003, primarily for new store openings, a remodel of our Fort Collins, Colorado store and implementation of our new management information system. We have signed leases for 11 new store locations. The cost of new stores is anticipated to average approximately $3.3 million per store during fiscal 2003, which amount includes leasehold improvements, fixtures and equipment, inventory (net of payables) and preopening expenses. Leasehold improvements, fixtures and equipment are expected to average approximately $2.2 million per store, depending on tenant allowances. The inventory requirement for each new store is expected to average approximately $1.5 million, approximately $750,000 of which will be financed through trade credits from our vendors. Preopening expenses for new stores are expected to average approximately $350,000, and include costs for advertising prior to opening and recruitment and training of new employees. If we relocate existing stores, preopening costs are expected to average $150,000 and will be higher if we are required to terminate existing store leases prior to their maturity. We anticipate capital expenditures of approximately $6 million to complete the implementation of our new management information system.

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

        On September 30, 1998, we executed a three-year $40 million credit agreement, as amended, with Foothill Capital Corporation, a wholly owned subsidiary of Wells Fargo Bank. Borrowings under this revolving line of credit were limited to the lesser of $40 million or 80% of eligible inventory and a portion of accounts receivable. This credit agreement was replaced on September 28, 2001 when we entered into a three-year $50 million credit agreement with Wells Fargo Finance, LLC. On December 12, 2001, we amended the agreement to increase the credit limit to $80 million. Borrowings under this revolving line of credit are limited to the lesser of (i) $80 million and (ii) 75% of eligible inventory plus the lesser of 75% of eligible accounts receivable and $2.5 million. Amounts borrowed bear interest, payable monthly, based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. Our weighted average interest rate was 4.1% at January 31, 2002. Inventories, bank accounts, accounts receivable, equipment, intangibles, negotiable instruments, investment property, intellectual property and equity interests in our subsidiaries secure the borrowings. The facility includes negative covenants that place restrictions on our ability to incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase our capital stock, issue guarantees, sell or otherwise dispose of assets and engage in transactions with affiliates without the written consent of the bank. The facility also contains covenants regarding our gross margins, inventory levels, tangible net worth and capital expenditures. Effective December 31, 2001, we amended the agreement with respect to the capital expenditures covenant. We are in compliance with all loan covenants. As of January 31, 2002, we had a borrowing base of $75 million, of which $35.2 million was outstanding.

        We believe that our cash flow from operations and borrowings under our revolving line of credit will be sufficient to fund our operations, debt repayment and expansion through fiscal 2003. We believe the proceeds from this offering, together with our cash flow from operations and borrowings under our revolving line of credit, will be sufficient to fund our operations, debt repayment and expansion through fiscal 2005. To fund our capital requirements beyond that time, we may be required to seek additional financing, which could include an increase in our revolving line of credit or additional debt or equity financings. We may also remortgage our Thornton facility. We may not be able to obtain such funds on favorable terms, if at all.

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

(1)
The principal balance outstanding under our revolving line of credit was $35.2 million as of January 31, 2002. All amounts outstanding under our revolving line or credit will need to be repaid on September 30, 2004, unless our line of credit is renewed.

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

ITEM 10: DIRECTORS AND CERTAIN EXECUTIVE OFFICERS OF ULTIMATE ELECTRONICS, INC.

Directors and Executive Officers

        Ultimate Electronics directors and executive officers are as follows:

Name	Age	Position	Served as Officer or Director Since	Class/Year in Which Term Expires
William J. Pearse	60	Chairman of the Board, Founder and Director	1968	Class III/2003
J. Edward McEntire	58	Chief Executive Officer and Director	1993	Class III/2003
David J. Workman	45	President, Chief Operating Officer and Director	1985	Class II/2002
Alan E. Kessock	42	Senior Vice President—Finance and Administration, Chief Financial Officer, Secretary, Treasurer and Director	1988	Class I/2004
Neal A. Bobrick	41	Senior Vice President—Sales and Store Operations	1992	Not applicable
Robert W. Beale	65	Director	1993	Class I/2004
Randall F. Bellows	73	Director	1995	Class II/2002
Larry D. Strutton	61	Director	2001	Class II/2002

        All executive officers hold office at the discretion of the Board.

Biographical Information

        William J. Pearse.    Mr. Pearse is Chairman of the Board and has been an officer and director of Ultimate Electronics since he founded Ultimate Electronics with his wife, Barbara, in 1968. From 1968 to 1992, Mr. Pearse was our President and Chief Executive Officer, and from 1992 to 1997, he served as our Chief Executive Officer. Mr. Pearse is a founding member and former president of the Progressive Retailers' Organization.

        J. Edward McEntire.    Mr. McEntire was promoted to Chief Executive Officer of Ultimate Electronics and elected as a director in August of 1997. Mr. McEntire had previously held the position of Vice President Operations for Ultimate Electronics since February 1995. He was also a non-employee director of Ultimate Electronics from August 1993 to January 31, 1995. From 1993 to January 31, 1995, Mr. McEntire operated JEM Enterprises, a private investing and consulting firm. From 1991 until 1993, he was the President of the Regulatory Products Division of IHS Group, an information publishing company. From 1989 until 1991, Mr. McEntire was the Executive Vice President Investor Services and, from 1981 until 1988, was the Group Vice President of Standard & Poor's Corporation.

        David J. Workman.    Mr. Workman is our President and Chief Operating Officer. He has been a director since April 1993. He was promoted to Executive Vice President and General Manager in 1991 and then to President and Chief Operating Officer in 1992. From 1985 until 1991, Mr. Workman worked with Ultimate Electronics as Vice President of Sales and Store Operations. He joined us in 1979 as a sales associate and was promoted to store manager in 1982. Mr. Workman was part owner of Dakota Sight and Sound from 1976 until 1979.

        Alan E. Kessock.    Mr. Kessock is our Senior Vice President of Finance and Administration, Chief Financial Officer, Secretary and Treasurer and a director. Mr. Kessock has been Chief Financial

Officer, Secretary and Treasurer and a director of Ultimate Electronics since April 1993. Mr. Kessock was our Vice President of Finance and Administration from 1988 to 1999, and joined us in 1985 as Controller. From 1981 through 1985, Mr. Kessock worked two years with the accounting firm of KPMG Peat Marwick and two years with American Home Video Corporation.

        Neal A. Bobrick.    Mr. Bobrick is our Senior Vice President of Sales and Store Operations. He was a Vice President of Sales and Store Operations from 1992 to 1999. Mr. Bobrick joined us in 1981 as a sales associate and was promoted to store manager in 1984. He was made Director of Sales in 1989. Mr. Bobrick has worked in the consumer electronics industry since 1979.

        Robert W. Beale.    Mr. Beale has been a director of Ultimate Electronics since April 1993 and is the President of Beale International, a management consulting firm specializing in mid-sized businesses. Mr. Beale was formerly the Chief Executive Officer and founder of Management Design Associates, a national management consulting firm. He was also an employee of IBM in the marketing division, and a consultant on the staff of Deloitte & Touche.

        Randall F. Bellows.    Mr. Bellows became a director of Ultimate Electronics on January 31, 1995. Mr. Bellows was a co-founder of Cobe Laboratories, Inc. in 1965. He served as an Executive Vice President of Cobe Laboratories from 1965 until its acquisition by Gambro A.B. in 1990 and as a director until 1995. Mr. Bellows has also served as a director of Scimed Life Systems, Inc., which was acquired by Boston Scientific Corp. in February 1996, since 1992. Mr. Bellows served as a director of Boston Scientific Corp. from 1996 until May 1999.

        Larry D. Strutton.    Mr. Strutton became a director of Ultimate Electronics in March 2001. Mr. Strutton was the Publisher and Chief Executive Officer of the Rocky Mountain News from 1990 until his retirement in 2001. He also served as President of the Rocky Mountain News from 1990 to 1997. Prior to joining the Rocky Mountain News in 1990, Mr. Strutton held various executive positions with the Baltimore Sun, Times-Mirror and Detroit Free Press.

        The board of directors is divided into three classes, each class consisting as nearly as possible of one-third of the total number of directors. Directors hold office for staggered terms of three years or until their successors have been duly elected and qualified. Directors in one of the three classes are elected each year at the annual meeting of stockholders to succeed the directors whose terms are expiring. Class I directors include Alan E. Kessock and Robert W. Beale and will serve as directors until the 2004 annual meeting. Class II directors include David J. Workman, Randall F. Bellows and Larry D. Strutton and will serve as directors until the 2002 annual meeting. Class III directors include William J. Pearse and J. Edward McEntire and will serve until the 2003 annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that our directors, executive officers and persons who beneficially own greater than ten percent of a registered class of the our equity securities to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed.

        Based solely upon our review of copies of the Commission's Forms 3, 4 and 5 and amendments thereto submitted to us during the most recent fiscal year, we have identified no persons who failed to file such forms on a timely basis with the Commission, as required by Section 16(a), during the most recent fiscal year or prior fiscal years.

ITEM 11: EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

        The following table sets forth the compensation paid by us to our chief executive officer and our four most highly compensated executive officers, other than our chief executive officer, whose salary and bonus exceeded $100,000 for services rendered for the fiscal years ended January 31, 2002, 2001 and 2000.

Summary Compensation Table

				Long-term Compensation Securities Underlying Options (#)
		Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)
William J. Pearse	2002	275,000	—	5,000
Chairman of the Board	2001	275,000	133,363	—
	2000	275,000	455,103	—
J. Edward McEntire	2002	350,000	—	15,000
Chief Executive Officer	2001	325,000	143,005	30,000
	2000	325,000	494,486	—
David J. Workman	2002	350,000	—	15,000
President and Chief Operating Officer	2001	325,000	143,005	—
	2000	300,000	474,795	—
Alan E. Kessock	2002	205,000	—	10,000
Senior Vice President-Finance and	2001	190,000	116,971	—
Administration, Chief Financial Officer,	2000	180,000	380,274	—
Treasurer and Secretary
Neal A. Bobrick	2002	205,000	—	10,000
Senior Vice President-	2001	190,000	116,971	—
Sales and Store Operations	2000	180,000	380,274	—

(1)
Amounts reflect bonuses paid under our annual bonus plan.

Share Option Grants

        The following table contains further information concerning the share option grants made to our chief executive officer and the four other most highly compensated executives of Ultimate Electronics during the fiscal year ended January 31, 2002.

        Amounts shown as potential realizable values are based on compounded annual rates of share price appreciation of five and ten percent over the 10-year or 5-year term of the options, as mandated by rules of the Securities and Exchange Commission, and are not indicative of expected share price performance. Actual gains, if any, on share option exercises are dependent on future performance of the overall market conditions, as well as the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved or may be exceeded. The indicated amounts are net of the option exercise price but before taxes that may be payable upon exercise.

OPTION GRANTS IN THE LAST FISCAL YEAR

					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term($)
	Individual Grants
	Number of Securities Underlying Options Granted (#)
		% of Total Options Granted to Employees in Fiscal Year (%)	Exercise or Base Price ($/share)
Name				Expiration Date
					5%	10%
J. Edward McEntire	15,000	8.19	28.1875	2/5/2011	265,905	673,854
David J. Workman	15,000	8.19	28.1875	2/5/2011	265,905	673,854
Alan E. Kessock	10,000	5.46	28.1875	2/5/2011	177,270	449,236
Neal A. Bobrick	10,000	5.46	28.1875	2/5/2011	177,270	449,236
William J. Pearse	5,000	2.73	31.00	2/5/2006	33,403	71,936

Option Exercises and Holdings

        The following table sets forth information concerning option exercises by the named executive officers during the fiscal year ended January 31, 2002 and outstanding options held by the named executive officers as of January 31, 2002:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

Name	Number of Securities Underlying Options Exercised (#)	Value Realized($)	Number of Shares Underlying Unexercised Options at Fiscal Year End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End ($) Exercisable/Unexercisable (1)
William J. Pearse	22,500	631,688	0/5,000	0/0
J. Edward McEntire	70,000	1,671,451	115,023/36,977	2,785,179/265,193
David J. Workman	6,000	107,729	14,847/17,879	379,044/85,395
Alan E. Kessock	28,025	685,497	30,000/11,975	765,900/58,372
Neal A. Bobrick	30,000	771,900	60,864/11,975	1,569,435/58,372

(1)
Based on the difference between the option exercise prices (ranging from $2.75 to $31.00) and the closing sale price of our common stock at January 31, 2002 of $28.91 per share.

Employment Agreements

        We currently have no employment agreements with any of our officers or employees. In June 1997, however, we entered into agreements (each an "Agreement") with each of William J. Pearse, J. Edward McEntire, David J. Workman, Alan E. Kessock and Neal A. Bobrick that establish the terms of the employment of such individuals with Ultimate Electronics in the event of a change in control of Ultimate Electronics, as defined in the Agreements. In the event of any such change in control, or the termination of any such executive's employment in anticipation of a change in control, each executive would, pursuant to the terms of his Agreement, have the right to remain employed by us for a period of three years from the date of the change in control, at a level of responsibility and compensation commensurate with his individual responsibilities and compensation in place prior to the change in control. If an executive's employment following a change in control is terminated by us for any reason other than cause (as defined in the Agreements) or disability, or the executive terminates his employment because we have violated the provision of our Agreement with such executive or because of certain other specified events, we are obligated to pay the executive in a cash lump sum, within five days following such termination, all salary and deferred or accrued compensation due the executive, a prorated annual bonus for the portion of the fiscal year for which the executive was employed and two additional years' salary and annual bonus, with the bonus to be based upon the higher of the preceding years' bonus and the annualized bonus for the year in which termination occurs. In the event of any such termination, all options and restricted stock held by the executive also vest in full, and all options remain exercisable for a period of twelve months following termination.

        Four of our executive officers, J. Edward McEntire, David J. Workman, Alan E. Kessock and Neal A. Bobrick, have each also entered into confidentiality and non-compete agreements with us. Each agreement provides that none of Messrs. McEntire, Workman, Kessock or Bobrick, as the case may be, will work for any competitor in particular geographic areas for one year after he voluntarily leaves, or is terminated for cause by, Ultimate Electronics. The agreements provide that if the executive breaches the terms of the non-compete provisions, we will have the right (i) to repurchase at the option exercise price any shares purchased by the executive upon exercise of options within the twelve month period immediately preceding the breach, or (ii) if the executive no longer holds such shares, to receive from the executive a payment of that amount per share equal to the price at which he sold the shares minus the exercise price of the underlying option.

Compensation of Directors

        We have adopted compensation and incentive benefit plans to enhance our ability to continue to attract, retain and motivate qualified persons to serve as our non-employee directors. We pay our non-employee directors $8,000 per year and reimburse each non-employee director for reasonable expenses in attending board meetings. Under our 2000 Equity Incentive Plan, each non-employee director receives an initial grant of 4,000 non-statutory options ("NSOs") upon appointment and an annual automatic grant of 4,000 NSOs for his or her board service. NSOs issued to non-employee directors under the 2000 Equity Incentive Plan vest in their entirety and become exercisable one year from the date of grant.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

        The current members of the Compensation Committee of our Board are Messrs. Beale, Bellows and Strutton. No member of the Compensation Committee was, during the last fiscal year, an officer or employee of Ultimate Electronics, or was formerly an officer of Ultimate Electronics or had a disclosable relationship with us.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding beneficial ownership of Ultimate Electronics' common stock and stock options exercisable within 60 days of April 23, 2002 held by (i) each person or group of persons known by us to own beneficially five percent (5%) or more of the outstanding shares of common stock, (ii) each director of Ultimate Electronics, (iii) our chief executive officer and each of the next four most highly compensated executive officers and (iv) all directors and executive officers of Ultimate Electronics as a group. All information is taken from or based upon ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to us. Unless otherwise indicated, the stockholders listed below have sole voting and investment power with respect to the shares reported as owned.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
William J. Pearse(2)	1,794,656	15.9%
Various Pearse family trusts(3)	906,810	8.1%
T. Rowe Price Associates, Inc.(4)	1,187,100	10.6%
Wellington Management Company, LLP(5)	788,500	7.0%
David L. Babson & Company, Inc.(6)	697,550	6.2%
AXA Assurances I.A.R.D. Mutuelle(7)	630,400	5.6%
Mellon Financial Corporation(8)	594,602	5.3%
J. Edward McEntire(9)	173,280	1.5%
David J. Workman(9)	99,420	*
Alan E. Kessock(9)	41,323	*
Neal A. Bobrick(9)	80,089	*
Robert W. Beale(9)	26,000	*
Randall F. Bellows(9)	24,000	*
Larry D. Strutton(9)	4,000	*
All directors and executive officers as a group (8 persons)(10)	2,242,768	19.4%

*
Indicates less than 1.0%

(1)
The address of each of such persons, unless otherwise noted, is c/o Ultimate Electronics, Inc., 321 West 84th Avenue, Suite A, Thornton, Colorado 80260. The percentage of shares owned is based on 11,256,144 shares outstanding as of April 23, 2002. In presenting shares beneficially owned and in calculating each holder's percentage ownership, only options exercisable by such person within 60 days of April 23, 2002 and not options exercisable by any other person are deemed to be outstanding.

(2)
Includes 1,666 shares underlying stock options exercisable within 60 days. Mr. Pearse holds these shares with his wife, Barbara A. Pearse, as tenants in common.

(3)
Mr. Thomas Hoffman, SKB Business Services, 6530 South Yosemite, Greenwood Village, Colorado 80111, is the trustee of the various family trusts with sole voting and dispositive power over the shares held in the trusts.

(4)
Based on information reported by T. Rowe Price Associates, Inc. in its Schedule 13G filed with the Commission on February 14, 2002. The address for T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202.

(5)
Based on information reported by Wellington Management Company, LLP in its Schedule 13G filed with the Commission on February 12, 2002. The address for Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

(6)
Based on information reported by David L. Babson & Company, Inc. in its Schedule 13G filed with the Commission on January 29, 2002. The address for David L. Babson & Company, Inc. is One Memorial Drive, Cambridge, Massachusetts 02142.

(7)
Based on information reported by Mutuelle AXA in its Schedule 13G filed with the Commission on February 11, 2002. The address for this group in the United States is c/o AXA Financial, Inc., 1290 Avenue of the Americas, New York, New York 10104.

(8)
Based on information reported by Mellon Financial Corporation in its Schedule 13G filed with the Commission on January 24, 2002. The address for Mellon Financial Corporation is One Mellon Center, Pittsburgh, Pennsylvania 15258.

(9)
Includes shares underlying options exercisable within 60 days as follows: McEntire (131,999 shares), Workman (22,725 shares), Kessock (35,308 shares), Bobrick (66,172 shares), Beale (26,000 shares), Bellows (14,000 shares), and Strutton (4,000 shares).

(10)
Includes 301,870 shares underlying options exercisable within 60 days.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We entered into a lease agreement with William J. and Barbara A. Pearse (the "Lessors") on April 1, 1989 for the lease of our store in Colorado Springs, Colorado. The Lessors' interest was subsequently transferred to Pearse Investment Company, L.L.L.P., an entity controlled by the Lessors. We have extended the term of the lease to July 1, 2005, and the lease can be cancelled by us with nine months notice to the landlord. We paid $125,400 in lease payments during fiscal 2002 for the property. In addition, we are responsible for all real property taxes and insurance premiums on the property.

        We entered into a lease agreement with the Lessors on October 13, 1989 for the lease of our store in Fort Collins, Colorado. The Lessors' interest was subsequently transferred to Pearse Investment Company, L.L.L.P., an entity controlled by the Lessors. The lease is for a term of 15 years, commencing on April 1, 1990, at an annual base rent of $120,000. Effective April 1, 1992, the rent increases annually at a rate equal to the lesser of (i) $6,000 or (ii) an amount based upon the increase, if any, over the prior year in the Denver Consumer Price Index. We paid $158,177 in lease payments during fiscal 2002 for the property. We are also responsible for all real property taxes and insurance premiums on the property.

        During the fiscal year ended January 31, 2001, we purchased land and constructed a retail building in a new location in Colorado Springs, Colorado. The new store opened in November 2000. In February 2001, we sold the land and the building to Pearse Investment Company, L.L.L.P., an entity controlled by the Lessors, for $4.5 million and at no gain or loss to us. We also entered into a lease for a term of 15 years at an annual base rent of $427,500. Effective March 1, 2006 and March 1, 2011, the annual base rent increases to $470,265 and $517,272, respectively. We paid $393,147 in lease payments during fiscal 2002. We are responsible for all real property taxes and insurance premiums on the property. This sale and leaseback transaction was approved by the disinterested directors of our board.

        Although we did not obtain independent appraisals in connection with these transactions, we believe that the terms of all of the foregoing transactions were better for our company than the terms that we would have obtained with independent third parties. All future transactions with the Lessors or any other affiliate of our company will be subject to the approval of our disinterested directors and will be on terms believed by such directors to be no less favorable to us than those available from unaffiliated third parties.

        We employ William J. Pearse III, the son of William J. and Barbara A. Pearse, as Vice President Marketing. In fiscal 2002, we paid him a salary and bonus of $129,615. Daniel N. Workman, the brother of David J. Workman, is employed by us as a Regional Sales Manager. In fiscal 2002, we paid him a salary and bonus of $129,888.

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

  (2)
  Financial Statement Schedules

      Schedule II—Valuation and Qualifying Accounts

    (3)
    Exhibits

      see (c) below

  (b)
  Reports on Form 8-K:

    None

  (c)
  Exhibits

          The following exhibits are filed pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Ultimate Electronics, Inc., incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993, as amended by Certificate of Amendment No. 1 to the Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-87341), filed with the Commission on September 29, 1999.
3.2
Certificate of Amendment No. 2 to the Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.
3.3	Bylaws of Ultimate Electronics, incorporated by reference to Exhibit 3(ii) to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.
4.1
Rights Agreement, dated as of January 31, 1994, by and between Ultimate Electronics and Norwest Bank Minnesota, National Association, as rights agent, incorporated by reference to Exhibit 4.1 to Ultimate Electronics' Current Report on Form 8-K filed with the Commission on February 10, 1995; as amended by Amendment No. 1 to the Rights Agreement, dated January 31, 1995, by and between Ultimate Electronics and Norwest Bank Minnesota, N.A. as rights agent, incorporated by reference to Exhibit 4.3 to Ultimate Electronics' Quarterly Report on Form 10-Q for the period ended April 30, 1995.
10.1
Second Amended and Restated Loan and Security Agreement, by and among Ultimate Electronics, Inc. and Wells Fargo Retail Finance, LLC dated September 28, 2001, as amended by the First Amendment to the Second Amended and Restated Loan Agreement dated December 12, 2001, as incorporated by reference to Exhibits 10.1 and 10.2, respectively, to Ultimate Electronics' Quarterly Report on Form 10-Q for the period ended October 31, 2001, as amended by the Second Amendment to the Second Amended and Restated Loan Agreement, effective as of December 31, 2001, incorporated by reference to Exhibit 10.1 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.

10.2	Employee Stock Option Plan, incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.
10.3
Non-Employee Stock Option Plan, incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on October 7, 1993.
10.4	1997 Equity Incentive Plan, incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (File No. 333-43049), filed with the Commission on December 23, 1997.
10.5	Amended and Restated 2000 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to Ultimate Electronics' Current Report on Form 8-K, filed with the Commission on September 15, 2000.
10.6	Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.2 to Ultimate Electronics' Current Report on Form 8-K, filed with the Commission on September 15, 2000.
10.7
Ultimate Electronics, Inc. 401(k) Retirement Savings Plan, incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.
10.8
Form of Confidentiality Agreement, dated February 5, 2001, by and between Ultimate Electronics and each of William J. Pearse, J. Edward McEntire, David J. Workman, Alan E. Kessock and Neal A. Bobrick, incorporated by reference to Exhibit 10.8 to the Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.
10.9
Form of Change of Control Agreement, dated June 27, 1997, by and between Ultimate Electronics and each of William J. Pearse, J. Edward McEntire, David J. Workman, Alan E. Kessock and Neal A. Bobrick, incorporated by reference to Exhibit 10.30 to the Ultimate Electronics' Quarterly Report on Form 10-Q for the period ended July 31, 1997.
10.10	Form of Incentive Stock Option Agreement for Key Employees, incorporated by reference to Exhibit 10.10 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.
10.11	Form of Non-Statutory Stock Option Agreement for Key Employees, incorporated by reference to Exhibit 10.11 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.
10.12
Form of Indemnification Agreement by and between Ultimate Electronics and each of William J. Pearse, J. Edward McEntire, David J. Workman, Alan E. Kessock, Neal A. Bobrick, Robert W. Beale, Randall F. Bellows, and Larry D. Strutton, incorporated by reference to Exhibit 10.12 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.
10.13
Lease Agreement, dated April 1, 1989, by and between Ultimate Electronics and Pearse Investment Company, L.L.L.P. (successor in interest to William J. and Barbara A. Pearse), incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.

10.14
Lease Agreement, dated October 13, 1989, by and between Ultimate Electronics and Pearse Investment Company, L.L.L.P. (successor in interest to William J. and Barbara A. Pearse), incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.
10.15
Lease Agreement, dated February 28, 2001, by and between Ultimate Electronics and Pearse Investment Company, L.L.L.P., incorporated by reference to Exhibit 99.1 to Ultimate Electronics' Annual Report on Form 10-K for the period ended January 31, 2001.
10.16	Ultimate Electronics, Inc. Bonus Plans for Fiscal Years Ended January 31, 2001 and January 31, 2002.*
21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.
23.1	Consent of Ernst & Young LLP.*
24.1	Power of Attorney (included in signature page), incorporated by reference to Exhibit 24.1 to the Ultimate Electronics' Annual Report on form 10-K for the year ended January 31, 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this amendment to be signed April 25, 2002 on its behalf by the undersigned, thereunto duly authorized.

ULTIMATE ELECTRONICS, INC.
By:	/s/ J. EDWARD MCENTIRE J. Edward McEntire, Chief Executive Officer

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

11. Quarterly Financial Data (unaudited)

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
	(in thousands, except per share data)
Fiscal 2002
Sales	$115,132	$117,607	$132,803	$214,681
Gross profit	35,570	38,449	42,238	63,840
Income from operations	2,842	2,932	2,795	11,033
Net income	1,698	1,798	1,680	6,777
Earnings per share—basic	.16	.16	.15	.61
Earnings per share—diluted	.15	.16	.15	.59
Fiscal 2001
Sales	$95,006	$101,978	$117,207	$170,217
Gross profit	29,721	33,049	37,734	51,830
Income from operations	2,900	3,608	5,449	11,963
Income before extraordinary item	1,808	2,256	3,387	7,410
Net income	1,554	2,256	3,387	7,410
Earnings per share—basic	.15	.21	.31	.68
Earnings per share—diluted	.14	.20	.30	.65

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.16	Ultimate Electronics, Inc. Bonus Plans for Fiscal Years Ended January 31, 2001 and January 31, 2002.
23.1	Consent of Ernst & Young LLP.