Form 10-Q
period 2002-04-30
ULTIMATE ELECTRONICS INC
filed 2002-06-14
CIK 911626

Use these links to rapidly review the document
Ultimate Electronics, Inc. Form 10-Q Index

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                              to

Commission file number 0-22532

ULTIMATE ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0585211
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

321 West 84th Avenue, Suite A, Thornton, Colorado 80260
(Address of principal executive offices, zip code)

(303) 412-2500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The number of outstanding shares of common stock as of June 13, 2002 was 14,460,972.

Ultimate Electronics, Inc.
Form 10-Q
Index

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTIMATE ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	April 30, 2002	January 31, 2002
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$3,677	$2,694
Accounts receivable, net	32,766	30,158
Merchandise inventories, net	88,541	86,680
Other assets	2,394	1,961

Total current assets	127,378	121,493
Property and equipment, net	113,932	106,612
Other assets	3,667	3,366

Total assets	$244,977	$231,471

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$33,122	$42,551
Accrued liabilities	22,388	26,122
Deferred revenue	1,391	1,573
Other liabilities	435	432

Total current liabilities	57,336	70,678
Revolving line of credit	60,540	35,222
Deferred revenue, less current portion	1,018	1,290
Capital lease obligations, including related parties	1,515	1,546
Other liabilities	884	884

Total long term liabilities	63,957	38,942
Commitments
Stockholders' equity:
Preferred stock, par value $.01 per share
Authorized shares—10,000,000
No shares issued and outstanding	—	—
Common stock, par value $.01 per share
Authorized shares—40,000,000
Issued and outstanding shares: 11,256,144 and 11,241,686 at April 30, 2002 and January 31, 2002	113	112
Additional paid-in capital	77,346	77,215
Retained earnings	46,225	44,524

Total stockholders' equity	123,684	121,851

Total liabilities and stockholders' equity	$244,977	$231,471

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended April 30,
	2002	2001
Sales	$142,173	$115,132
Cost of goods sold	98,359	79,562

Gross profit	43,814	35,570
Selling, general and administrative expenses	40,877	32,728

Income from operations	2,937	2,842
Interest expense, net	193	58

Income before taxes	2,744	2,784
Income tax expense	1,043	1,086

Net income	$1,701	$1,698

Earnings per share—basic	$.15	$.16
Earnings per share—diluted	$.15	$.15
Weighted average shares outstanding—basic	11,248	10,945
Weighted average shares outstanding—diluted	11,574	11,433

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended April 30,
	2002	2001
Cash Flows from Operating Activities:
Net cash used in operating activities	$(14,117)	$(4,393)
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(10,323)	(3,582)

Net cash used in investing activities	(10,323)	(3,582)
Cash Flows from Financing Activities:
Net borrowings under revolving credit agreement	25,318	10,068
Principal payments on term loans and capital lease obligations	(27)	(43)
Proceeds from exercise of stock options	132	143

Net cash provided by financing activities	25,423	10,168

Net increase in cash and cash equivalents	983	2,193
Cash and cash equivalents at beginning of period	2,694	2,954

Cash and cash equivalents at end of period	$3,677	$5,147

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
April 30, 2002

1. Significant Accounting Policies

  Background

        Ultimate Electronics, Inc. is a leading specialty retailer of consumer electronics and home entertainment products located in the Rocky Mountain, Midwest and Southwest regions of the United States. We currently operate 46 stores, including 27 stores in Arizona, Idaho, Iowa, Missouri, Nevada, New Mexico, Oklahoma, South Dakota and Utah under the trade name Ultimate Electronics, 11 stores in Colorado under the trade name SoundTrack and eight stores in Minnesota under the trade name Audio King.

        The accompanying unaudited condensed consolidated financial statements of Ultimate Electronics, Inc. should be read in conjunction with our consolidated financial statements for the year ended January 31, 2002. Significant accounting policies disclosed therein have not changed except as discussed in Note 2, with respect to the Company's adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Our unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the statements include all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003. Seasonal fluctuations in sales of our products result primarily from the purchasing patterns of individual consumers during the holiday selling season. As is the case with many other retailers, our sales and profits have been greatest in the fourth quarter (which includes the holiday selling season). For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2002 and other filings with the Securities and Exchange Commission.

  Principles of Consolidation

        The unaudited condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

  New Store Openings

        We did not open any new stores in the three month period ended April 30, 2002.

2. Adoption of SFAS 142

        We adopted SFAS 142 on February 1, 2002. SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires us to perform an annual impairment test on all goodwill and indefinite lived intangible assets. We are in the process of performing the transitional impairment test required by SFAS 142 and expect this to be completed by July 31, 2002. If the requirements of SFAS 142 had been in effect for the quarter ended April 30, 2001, net income would have been $1,741,000 and earnings per share amounts would have been unchanged.

3. Public Stock Offering

        On May 6, 2002, we completed a public offering for the sale of 3,162,500 shares of our common stock at an offering price of $28.50 per share. We received proceeds of approximately $85.0 million, net of all offering costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Some statements contained in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements include statements relating to, among other things:

  •
  our growth strategy and plans regarding opening new stores;

  •
  estimated capital expenditures and costs related to the opening of new stores, the relocation and expansion of existing stores and the implementation of our new management information system;

  •
  the sufficiency of the proceeds from our public stock offering, our cash flows from operations and borrowings from our revolving line of credit to fund our operations, debt repayment and anticipated expansion;

  •
  the impact of inflation; and

  •
  the effects of the holiday selling season.

        These forward-looking statements are subject to numerous risks, uncertainties and assumptions, including local, regional and national economic conditions; the availability of new products; competition in our targeted markets; the availability of adequate financial resources; the timing of new store openings; weather conditions in our markets; and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2002. We disclaim any obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

  Results of Operations

        Sales.    Sales for the three months ended April 30, 2002 increased 23% to $142.2 million from $115.1 million for the three months ended April 30, 2001, primarily related to the nine new stores we opened since May 1, 2001. Sales of comparable stores were up 2% for the quarter. Comparable store sales are for stores open at least 13 months and exclude recently relocated and expanded stores for 13 months after their completion date as well as stores in markets where we have not achieved greater than 75% of our expected market presence.

        Gross Profit.    Gross profit for the three months ended April 30, 2002 increased 23% to $43.8 million (30.8% of sales) from $35.6 million (30.9% of sales) for the three months ended April 30, 2001. The decrease in gross profit as a percentage of sales was due to the continued shift in merchandise mix to lower margin categories and reduced amortization of warranties sold before February 1, 2001.

        Selling, General and Administrative.    Selling, general and administrative expenses for the three months ended April 30, 2002 were $40.9 million (28.7% of sales) compared to $32.7 million (28.4% of sales) for the three months ended April 30, 2001. The increase in selling, general and administrative expenses as a percentage of sales was directly related to a 70 basis point increase in our occupancy and depreciation expense related to new stores that have not reached sales maturity. Preopening expenses were $150,000 for the quarter compared to $170,000 for the same quarter of the prior year. Most of the preopening expenses for the eight stores expected to open over the next 120 days will be incurred in the second quarter.

        Income From Operations.    As a result of the foregoing, we recorded income from operations of $2.9 million (2.1% of sales) for the three months ended April 30, 2002 compared to income from operations of $2.8 million (2.5% of sales) for the three months ended April 30, 2001.

        Net Interest Expense.    Net interest expense increased to $193,000 for the three months ended April 30, 2002 from $58,000 for the three months ended April 30, 2001 primarily due to higher average amounts outstanding under our revolving line of credit.

  Liquidity and Capital Resources

        Historically, our primary sources of liquidity for funding expansion and growth have been net cash from operations, revolving credit lines, term debt and issuances of common stock. Our primary cash requirements are related to expenditures for new store openings and the relocation and/or remodeling of existing store locations. These expenditures include leasehold improvements, fixtures and equipment, additional inventory requirements, preopening expenses and selling, general and administrative expenses. We currently operate a total of 46 stores in 11 states.

        Net cash used in operating activities was $14.1 million for the three months ended April 30, 2002 compared to net cash used in operating activities of $4.4 million for the three months ended April 30, 2001. Our inventory at April 30, 2002 was up 23% compared to April 30, 2001, in line with our sales growth. The increase in cash used in operating activities was primarily the result of decreased accounts payable levels in the first quarter of the current year compared to the same quarter of the prior year as a significantly higher portion of our inventory purchases for the first quarter of this year were made during March and paid for in April.

        Net cash used in investing activities was $10.3 million for the three months ended April 30, 2002 primarily for capital expenditures for new store openings and continued implementation of our new management information system. Net cash used in investing activities was $3.6 million for the three months ended April 30, 2001. We had capital expenditures of $8.1 million directly related to new store openings during the three months ended April 30, 2001, which were partially offset by $4.5 million in proceeds we received from a sale-leaseback arrangement on a new store in Colorado Springs, Colorado.

        We expect total capital expenditures of approximately $40 million in fiscal 2003, primarily for new store openings, a remodel of our Fort Collins, Colorado store and implementation of our new management information system. We plan to open 10 to 12 new stores during fiscal 2003 and have signed leases for 12 of these locations. The cost of new stores is anticipated to average approximately $3.3 million per store during fiscal 2003, which amount includes leasehold improvements, fixtures and equipment, inventory (net of payables) and preopening expenses. Leasehold improvements and fixtures and equipment are expected to average approximately $2.2 million per store, depending on tenant allowances. The inventory requirement for each new store is expected to average approximately $1.5 million, approximately $750,000 of which will be financed through trade credits from our vendors. Preopening expenses for new stores are expected to average approximately $350,000, and include costs for advertising prior to opening and recruitment and training of new employees. If we relocate existing stores, preopening costs are expected to average $150,000 and will be higher if we are required to terminate existing store leases prior to their maturity. We anticipate capital expenditures of approximately $6 million to complete the implementation of our new management information system.

        Net cash provided by financing activities was $25.4 million for the three months ended April 30, 2002 compared to net cash provided by financing activities of $10.2 million for the three months ended April 30, 2001. Net cash provided by financing activities for both periods related primarily to net borrowings on our revolving line of credit.

        On September 28, 2001, we entered into a three-year $50 million credit agreement with Wells Fargo Finance, LLC. On December 12, 2001, we amended the agreement to increase the credit limit to $80 million. Borrowings under this revolving line of credit are limited to the lesser of (i) $80 million or (ii) 75% of eligible inventory plus the lesser of 75% of eligible accounts receivable and $2.5 million. Amounts borrowed bear interest, payable monthly, based on a blend of (i) LIBOR plus 1.75% to

2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. Inventories, bank accounts, accounts receivable, equipment, intangibles, negotiable instruments, investment property, intellectual property and equity interests in our subsidiaries secure the borrowings. The facility includes negative covenants that restrict our ability to incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase our capital stock, issue guarantees, sell or otherwise dispose of assets and engage in transactions with affiliates without the written consent of the bank. The facility also contains covenants regulating our gross margins, inventory levels, tangible net worth and capital expenditures. We were in compliance with all borrowing covenants as of April 30, 2002. As of April 30, 2002, we had a borrowing base of approximately $70.0 million, of which $60.5 million was outstanding. On May 6, 2002, we completed a public offering for the sale of 3,162,500 shares of our common stock at an offering price of $28.50 per share. We received proceeds of approximately $85.0 million, net of all offering costs. We used a portion of the proceeds from our offering to pay down our revolving line of credit, in full, on May 6, 2002.

        We believe that the remaining proceeds from our offering, together with our cash flows from operations and borrowings under our revolving line of credit, will be sufficient to fund our operations, debt repayment and anticipated expansion through fiscal 2005. To fund the capital requirements for our anticipated expansion plans beyond that time, we may be required to seek additional financing, which could include an increase in our revolving line of credit or additional debt or equity financings. We may also remortgage our Thornton, Colorado facility. We may not be able to obtain such funds on favorable terms, if at all.

  Impact of Inflation

        We believe that inflation has not had a significant effect on results of operations during the last few years. We cannot predict whether inflation will have an impact on our results of operations in the future.

  Seasonality

        Our business is affected by seasonal consumer buying patterns. As is the case with many other retailers, our sales and profits have been greatest in our fourth quarter (which includes the holiday selling season). Due to the importance of the holiday selling season, any factors negatively impacting the holiday selling season could have a material adverse impact on our financial condition and results of operations.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

        The following discusses our exposure to market risks related to changes in interest rates and other general market risks. All of our investment and financing decisions are supervised or managed by our executive officers. All of our merchandise inventory purchases are denominated in U.S. dollars.

        Cash and Cash Equivalents.    As of April 30, 2002, we had $3.7 million in non-restricted cash and cash equivalents held in various non-interest bearing accounts. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Outstanding Debt of the Company.    We are exposed to market risk due to changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes. We have an $80 million revolving line of credit. Amounts borrowed under the $80 million revolving line of credit bear interest based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. The balance under our revolving line of credit was $60.5 million as of April 30, 2002. An increase in the interest rate on our revolving line of credit of 44 basis points (a 10% change from the bank's reference rate as of April 30, 2002) would have no material effect on our operating results. We have not hedged against interest rate changes.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

        None

Item 2. Changes in Securities.

        None

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

    Documents filed with this report:

    3(ii) Ultimate Electronics, Inc. Amended and Restated Bylaws

  (b)
  Reports on Form 8-K:

    None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTIMATE ELECTRONICS, INC.
Date:	June 14, 2002	By:	/s/ ALAN E. KESSOCK Alan E. Kessock Senior Vice President, Chief Financial Officer, Secretary and a Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3(ii)	Ultimate Electronics, Inc. Amended and Restated Bylaws