Form 10-Q
period 2002-07-31
ULTIMATE ELECTRONICS INC
filed 2002-09-16
CIK 911626

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 31, 2002
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

Yes ☒        No ☐

        The number of outstanding shares of common stock as of September 12, 2002 was 14,502,031.

Ultimate Electronics, Inc.

Form 10-Q

Index

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTIMATE ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	July 31, 2002	January 31, 2002
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$19,539	$2,694
Accounts receivable, net	38,722	30,158
Merchandise inventories, net	107,691	86,680
Other assets	3,200	1,961

Total current assets	169,152	121,493
Property and equipment, net	127,783	106,612
Other assets	3,387	3,366

Total assets	$300,322	$231,471

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$58,183	$42,551
Accrued liabilities	27,080	26,122
Deferred revenue	1,216	1,573
Other current liabilities	438	432

Total current liabilities	86,917	70,678
Revolving line of credit	—	35,222
Deferred revenue, less current portion	773	1,290
Other long-term liabilities	2,368	2,430

Total long term liabilities	3,141	38,942
Commitments
Stockholders' equity:
Preferred stock, par value $.01 per share Authorized shares—10,000,000 No shares issued and outstanding	—	—
Common stock, par value $.01 per share Authorized shares—40,000,000 Issued and outstanding shares: 14,502,031 and 11,241,686 at July 31, 2002 and January 31, 2002	145	112
Additional paid-in capital	163,041	77,215
Retained earnings	47,078	44,524

Total stockholders' equity	210,264	121,851

Total liabilities and stockholders' equity	$300,322	$231,471

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended July 31,				Six Months Ended July 31,
	2002		2001		2002		2001
Sales		$142,022		$117,607		$284,195		$232,739
Cost of goods sold		96,783		79,158		195,142		158,720

Gross profit		45,239		38,449		89,053		74,019
Selling, general and administrative expenses		43,902		35,517		84,779		68,245

Income from operations		1,337		2,932		4,274		5,774
Interest (income) expense, net		(39)		31		154		89

Income before taxes		1,376		2,901		4,120		5,685
Income tax expense		523		1,103		1,566		2,189

Net income		$853		$1,798		$2,554		$3,496

Earnings per share—basic	$	. 06	$	. 16	$	. 20	$	. 32
Earnings per share—diluted	$	. 06	$	. 16	$	. 19	$	. 31
Weighted average shares outstanding—basic		14,284,910		11,007,678		12,791,808		10,976,987
Weighted average shares outstanding—diluted		14,576,333		11,485,532		13,099,476		11,459,959

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended July 31,
	2002	2001
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(6,440)	$16,168
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(27,296)	(20,541)

Net cash used in investing activities	(27,296)	(20,541)
Cash Flows from Financing Activities:
Net (repayments) borrowings under revolving credit agreement	(35,222)	7,034
Principal payments on term loans and capital lease obligations	(56)	(67)
Proceeds from issuance of common stock	85,522	881
Proceeds from exercise of stock options	337	346

Net cash provided by financing activities	50,581	8,194

Net increase in cash and cash equivalents	16,845	3,821
Cash and cash equivalents at beginning of period	2,694	2,954

Cash and cash equivalents at end of period	$19,539	$6,775

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2002

1.    Significant Accounting Policies

  Background

        Ultimate Electronics, Inc. is a leading specialty retailer of consumer electronics and home entertainment products located in the Rocky Mountain, Midwest and Southwest regions of the United States. We currently operate 54 stores, including 35 stores in Arizona, Idaho, Illinois, Iowa, Missouri, Nevada, New Mexico, Oklahoma, South Dakota, Texas and Utah under the trade name Ultimate Electronics, 11 stores in Colorado under the trade name SoundTrack and eight stores in Minnesota under the trade name Audio King.

        The accompanying unaudited condensed consolidated financial statements of Ultimate Electronics, Inc. should be read in conjunction with our consolidated financial statements for the year ended January 31, 2002. Significant accounting policies disclosed therein have not changed except as discussed in Note 2. Our unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the statements include all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003. Seasonal fluctuations in sales of our products result primarily from the purchasing patterns of individual consumers during the holiday selling season. As is the case with many other retailers, our sales and profits have been greatest in the fourth quarter (which includes the holiday selling season). For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2002 and other filings with the Securities and Exchange Commission.

  Principles of Consolidation

        The unaudited condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

  New Store Openings

        We opened our fifth and sixth stores in the St. Louis, Missouri market on July 3, 2002 and August 28, 2002, respectively. On August 7, 2002, we entered the Dallas/ Ft. Worth, Texas market with six new stores.

2.    New Accounting Standards

  Adoption of SFAS 142

        We adopted SFAS 142 on February 1, 2002. SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires us to perform an annual impairment test on all goodwill and indefinite lived intangible assets. We completed our goodwill impairment test required by SFAS 142 as of July 31, 2002 and have determined that no adjustments for impairment are necessary. If the requirements of SFAS 142 had been in effect for the three and six months ended July 31, 2001, the results would have been as follows: (i) net income would have been $1,841,000, basic earnings per share $.17 and diluted earnings per share $.16 for the three months ended July 31, 2001, respectively; and (ii) net income would have been $3,581,000, basic earnings per share $.33 and diluted earnings per share $.31 for the six months ended July 31, 2001, respectively.

  Adoption of EITF 00-14

        Effective in the second quarter of fiscal 2003, we adopted Emerging Issues Task Force No. 00-14, "Accounting for Certain Sales Incentives," which provides that sales incentives such as mail-in rebates offered to customers should be classified as a reduction of revenue. Previously, these rebates were recorded in cost of goods sold and were immaterial.

  Adoption of SFAS 144

        In August 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which we adopted on February 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations" ("APB 30") for a disposal of a segment of a business. The adoption of SFAS 144 had no impact on our consolidated financial position, results of operations, or cash flows.

  Pending Adoption of SFAS 145

        In April 2002, the Financial Accounting Standards Board issued Statement 145, "Rescission of Statements 4, 44 and 62" ("SFAS 145"). SFAS 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt," Statement 44, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements," and Statement 62, "Accounting for Intangible Assets of Motor Carriers".    SFAS 145 requires gains and losses on extinguishments of debt to be classified as either extraordinary items or in continuing operations in accordance with the provisions of APB Opinion No. 30. Further, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented, that does not meet the criteria in APB Opinion No. 30 for extraordinary item classification, is required to be reclassified to continuing operations. SFAS 145 also amends Statement 13, "Accounting for Leases" to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for our January 31, 2004 consolidated financial statements, with early adoption encouraged. We currently believe the adoption of SFAS 145 will require the $254,000 loss on extinguishment of debt recorded on our January 31, 2001 consolidated statement of income to be reclassified from an extraordinary item to continuing operations.

3.    Public Stock Offering

        On May 6, 2002, we completed a public offering for the sale of 3,162,500 shares of our common stock at the offering price of $28.50 per share. We received proceeds of approximately $84.8 million, net of all offering costs.

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

Results of Operations

        Sales.    Sales for the three months ended July 31, 2002 increased 21% to $142.0 million from $117.6 million for the three months ended July 31, 2001. Sales for the six months ended July 31, 2002 increased 22% to $284.2 million from $232.7 million for the six months ended July 31, 2001. The increase in sales was substantially the result of the ten new stores we opened from May 1, 2001 to July 31, 2002. Sales of comparable stores were up 1% for the three and six months ended July 31, 2002. Comparable store sales include sales for stores open at least 13 months and exclude (i) sales for stores recently relocated and expanded until 13 months after completion and (ii) sales for stores in new markets until 13 months after 75% of the initial number of stores planned for that market have opened.

        Gross Profit.    Gross profit for the three months ended July 31, 2002 increased 18% to $45.2 million (31.9% of sales) from $38.4 million (32.7% of sales) for the three months ended July 31, 2001. Gross profit for the six months ended July 31, 2002 increased 20% to $89.1 million (31.3% of sales) from $74.0 million (31.8% of sales) for the six months ended July 31, 2001. The decrease in gross profit as a percentage of sales for the three and six month periods ended July 31, 2002 were primarily due to a shift in our merchandise mix to the television category away from audio products, direct broadcast satellite (DBS) and the related home installation revenues.

        Selling, General and Administrative.    Selling, general and administrative expenses for the three months ended July 31, 2002 were $43.9 million (30.9% of sales) compared to $35.5 million (30.2% of sales) for the three months ended July 31, 2001. Preopening expenses were $1,861,000 for the second quarter of this year compared to $911,000 for the same quarter in the previous year and represented 54 basis points of the increase in selling, general and administrative expenses. The remaining 16 basis points of the increase was attributable to higher fixed expenses related to the new stores that have not reached sales maturity, partially offset by lower net advertising expenses for the quarter. Selling, general and administrative expenses for the six months ended July 31, 2002 were $84.8 million (29.8%

of sales) compared to $68.2 million (29.3% of sales) for the same period in the prior year primarily for the same reasons described above.

        Income From Operations.    As a result of the foregoing, we recorded income from operations of $1.3 million (1.0% of sales) for the three months ended July 31, 2002 compared to income from operations of $2.9 million (2.5% of sales) for the three months ended July 31, 2001. Income from operations was $4.3 million (1.5% of sales) for the six months ended July 31, 2002 compared to income from operations of $5.8 million (2.5% of sales) for the six months ended July 31, 2001.

        Net Interest Income/Expense.    We recorded net interest income of $39,000 and net interest expense of $154,000 for the three and six months ended July 31, 2002, respectively, compared to net interest expense of $31,000 and $89,000 for the three and six months ended July 31, 2001, respectively. We used a portion of the proceeds from our May 6, 2002 public offering to repay approximately $61.7 million then outstanding under our revolving line of credit.

Liquidity and Capital Resources

        Historically, our primary sources of liquidity for funding expansion and growth have been net cash from operations, revolving credit lines, term debt and issuances of common stock. Our primary cash requirements are related to expenditures for new store openings and the relocation and/or remodeling of existing store locations. These expenditures include leasehold improvements, fixtures and equipment, additional inventory requirements, preopening expenses and selling, general and administrative expenses. We currently operate a total of 54 stores in 13 states.

        Net cash used in operating activities was $6.4 million for the six months ended July 31, 2002 compared to net cash provided by operating activities of $16.2 million for the six months ended July 31, 2001. Our inventory at July 31, 2002 was up 39% compared to July 31, 2001 because of inventory purchases for seven new stores we opened in August 2002 as well as inventory purchases associated with the completion of our new plasma and LCD television displays in all stores. Accounts payable increased less than our inventory due to the advance purchases required for these new stores.

        Net cash used in investing activities was $27.3 million for the six months ended July 31, 2002 primarily for capital expenditures for new store openings and continued implementation of our new management information system. Net cash used in investing activities was $20.5 million for the six months ended July 31, 2001, which included capital expenditures of $25.0 million directly related to new store openings, the installation of warehouse management software, the reconfiguration of our warehouse distribution center and implementation of our new management information system. This amount was partially offset by $4.5 million in proceeds we received from a sale-leaseback arrangement on a new store in Colorado Springs, Colorado.

        We expect total capital expenditures of approximately $40 million in fiscal 2003, primarily for new store openings, a remodel of our Fort Collins, Colorado store (completed in June 2002) and implementation of our new management information system. We plan to open four additional new stores during the remainder of fiscal 2003 and have signed leases for each of these locations. The cost of new stores is anticipated to average approximately $3.3 million per store during fiscal 2003, which amount includes leasehold improvements, fixtures and equipment, inventory (net of payables) and preopening expenses. Leasehold improvements and fixtures and equipment are expected to average approximately $2.2 million per store, depending on tenant allowances. The inventory requirement for each new store is expected to average approximately $1.6 million, approximately $800,000 of which will be financed through trade credits from our vendors. Preopening expenses for new stores are expected to average approximately $350,000, and include costs for advertising prior to opening and recruitment and training of new employees. If we relocate existing stores, preopening costs are expected to average $150,000 and will be higher if we are required to terminate existing store leases prior to their maturity.

We anticipate capital expenditures of approximately $5 million to complete the implementation of our new management information system.

        Net cash provided by financing activities was $50.6 million for the six months ended July 31, 2002 compared to net cash provided by financing activities of $8.2 million for the six months ended July 31, 2001. Net cash provided by financing activities for the six months ended July 31, 2002 was primarily the result of the net proceeds we received from our May 6, 2002 offering partially offset by the repayment of our revolving line of credit. Net cash provided by financing activities for the six months ended July 31, 2001 was primarily related to net borrowings on our revolving line of credit.

        On September 28, 2001, we entered into a three-year $50 million credit agreement with Wells Fargo Finance, LLC. On December 12, 2001, we amended the agreement to increase the credit limit to $80 million. Borrowings under this revolving line of credit are limited to the lesser of (i) $80 million or (ii) 75% of eligible inventory plus the lesser of 75% of eligible accounts receivable and $2.5 million. Amounts borrowed bear interest, payable monthly, based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. Inventories, bank accounts, accounts receivable, equipment, intangibles, negotiable instruments, investment property, intellectual property and equity interests in our subsidiaries secure the borrowings. The facility includes negative covenants that restrict our ability to incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase our capital stock, issue guarantees, sell or otherwise dispose of assets and engage in transactions with affiliates without the written consent of the bank. The facility also contains covenants regulating our gross margins, inventory levels, tangible net worth and capital expenditures. We were in compliance with all borrowing covenants as of July 31, 2002. As of July 31, 2002, we had a borrowing base of approximately $80 million, and no amounts were outstanding. On May 6, 2002, we completed a public offering for the sale of 3,162,500 shares of our common stock at an offering price of $28.50 per share. We received proceeds of approximately $84.8 million, net of all offering costs. We used a portion of the proceeds from our offering to pay down our revolving line of credit, in full, on May 6, 2002.

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

        Cash and Cash Equivalents.    As of July 31, 2002, we had $19.5 million in cash and cash equivalents, which was not restricted, and consisted of: (i) approximately $18.0 million invested in overnight treasury repurchase agreements with an average interest rate of 1.6%; and (ii) approximately $1.5 million in various non-interest bearing accounts. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Outstanding Debt of the Company.    We are exposed to market risk due to changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes. We have an $80 million revolving line of credit. Amounts borrowed under the $80 million revolving line of credit bear interest based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. We had no borrowings under our revolving line of credit as of July 31, 2002. An increase in the interest rate on any future borrowings on our revolving line of credit of 44 basis points (a 10% change from the bank's reference rate as of July 31, 2002) would have no material effect on our operating results. We have not hedged against interest rate changes.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

        None

Item 2.    Changes in Securities.

        None

Item 3.    Defaults Upon Senior Securities.

        None

Item 4.    Submission of Matters to a Vote of Security Holders.

        The 2002 Annual Meeting of Stockholders of Ultimate Electronics, Inc. was held on June 18, 2002. At the meeting, David J. Workman, Randall F. Bellows and Larry D. Strutton were elected as Class II Directors for three-year terms expiring at the 2005 Annual Meeting of Stockholders. William J. Pearse, J. Edward McEntire, Alan E. Kessock and Robert W. Beale continue in their respective terms as Directors of the Company.

        The matters voted upon and passed at the Meeting were (i) the election of the above noted Directors, (ii) the amendment of the Company's Amended and Restated 2000 Equity Incentive Plan to increase the aggregate number of shares of Common Stock that may be issued under the Plan to 2,950,000 shares and to eliminate the automatic annual increase provision and (iii) the ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending January 31, 2003. The results of the voting on these matters is outlined in the following table:

Proposal	Votes For	Votes Against/ Withheld	Votes Abstained	Broker Non-votes
(i) Election of Directors:
David J. Workman	11,182,279	2,226,277	—	—
Randall F. Bellows	12,688,845	719,711	—	—
Larry D. Strutton	12,689,688	718,868	—	—
(ii) Proposal to amend the Company's Amended and Restated 2000 Equity Incentive Plan	8,302,859	4,182,606	10,529	912,562
(iii) Ratification of Ernst & Young LLP	13,003,710	403,644	1,202	—

Item 5.    Other Information.

        None

Item 6.    Exhibits and Reports on Form 8-K.

(a)
Exhibits:

10.1
Ultimate Electronics, Inc. Amended and Restated 2000 Equity Incentive Plan

99
Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)
Reports on Form 8-K:

  None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ulitmate Electronics, Inc.
Date:	September 13, 2002	By:	/s/ ALAN E. KESSOCK Alan E. Kessock Senior Vice President, Chief Financial Officer, Secretary and a Director (Principal Financial and Accounting Officer)

CERTIFICATIONS

        I, J. Edward McEntire, certify that:

        1.    I have reviewed this Quarterly Report on Form 10-Q of Ultimate Electronics, Inc.;

        2.    Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented by this Quarterly Report.

Date: September 13, 2002
/s/ J. EDWARD MCENTIRE J. Edward McEntire Chief Executive Officer

        I, Alan E. Kessock, certify that:

        1.    I have reviewed this Quarterly Report on Form 10-Q of Ultimate Electronics, Inc.;

        2.    Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented by this Quarterly Report.

Date: September 13, 2002
/s/ ALAN E. KESSOCK Alan E. Kessock Chief Financial Officer

QuickLinks

Ultimate Electronics, Inc. Form 10-Q Index
  Item 1. Financial Statements
ULTIMATE ELECTRONICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share and per share data)
ULTIMATE ELECTRONICS, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (amounts in thousands, except share and per share data)
ULTIMATE ELECTRONICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (amounts in thousands)
ULTIMATE ELECTRONICS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) July 31, 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosures About Market Risk
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS