Form 10-Q
period 2002-10-31
ULTIMATE ELECTRONICS INC
filed 2002-12-16
CIK 911626

Use these links to rapidly review the document
Ultimate Electronics, Inc. Form 10-Q Index

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of outstanding shares of common stock as of December 12, 2002 was 14,580,682.

Ultimate Electronics, Inc.
Form 10-Q
Index

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTIMATE ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	October 31, 2002	January 31, 2002
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,959	$2,694
Accounts receivable, net	45,637	30,158
Merchandise inventories, net	114,419	86,680
Other assets	4,690	1,961

Total current assets	167,705	121,493
Property and equipment, net	139,559	106,612
Other assets	3,425	3,366

Total assets	$310,689	$231,471

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$45,298	$42,551
Accrued liabilities	33,514	26,122
Deferred revenue	1,057	1,573
Other current liabilities	442	432

Total current liabilities	80,311	70,678
Revolving line of credit	15,431	35,222
Deferred revenue, less current portion	555	1,290
Other long-term liabilities	2,336	2,430

Total long term liabilities	18,322	38,942
Commitments
Stockholders' equity:
Preferred stock, par value $.01 per share
Authorized shares—10,000,000
No shares issued and outstanding	—	—
Common stock, par value $.01 per share
Authorized shares—40,000,000
Issued and outstanding shares: 14,532,031 and 11,241,686 at October 31, 2002 and January 31, 2002	145	112
Additional paid-in capital	163,132	77,215
Retained earnings	48,779	44,524

Total stockholders' equity	212,056	121,851

Total liabilities and stockholders' equity	$310,689	$231,471

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Sales	$177,778	$132,803	$461,973	$365,542
Cost of goods sold	120,817	90,565	315,959	249,285

Gross profit	56,961	42,238	146,014	116,257
Selling, general and administrative expenses	54,203	39,443	138,982	107,688

Income from operations	2,758	2,795	7,032	8,569
Interest expense, net	15	63	169	152

Income before taxes	2,743	2,732	6,863	8,417
Income tax expense	1,042	1,052	2,608	3,241

Net income	$1,701	$1,680	$4,255	$5,176

Earnings per share—basic	$.12	$.15	$.32	$.47
Earnings per share—diluted	$.12	$.15	$.31	$.45
Weighted average shares outstanding—basic	14,507,248	11,059,272	13,369,905	11,004,716
Weighted average shares outstanding—diluted	14,671,583	11,479,367	13,644,772	11,467,543

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended October 31,
	2002	2001
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities	$(23,293)	$4,644
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(42,517)	(36,589)

Net cash used in investing activities	(42,517)	(36,589)
Cash Flows from Financing Activities:
Net (repayments) borrowings under revolving line of credit	(19,791)	29,973
Principal payments on capital lease obligations	(84)	(94)
Proceeds from issuance of common stock	85,522	881
Proceeds from exercise of stock options	428	440

Net cash provided by financing activities	66,075	31,200

Net increase (decrease) in cash and cash equivalents	265	(745)
Cash and cash equivalents at beginning of period	2,694	2,954

Cash and cash equivalents at end of period	$2,959	$2,209

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2002

1.    Significant Accounting Policies

  Background

        Ultimate Electronics, Inc. is a leading specialty retailer of consumer electronics and home entertainment products located in the Rocky Mountain, Midwest and Southwest regions of the United States. We currently operate 58 stores, including 39 stores in Arizona, Idaho, Illinois, Iowa, Missouri, Nevada, New Mexico, Oklahoma, South Dakota, Texas and Utah under the trade name Ultimate Electronics, 11 stores in Colorado under the trade name SoundTrack and eight stores in Minnesota under the trade name Audio King.

        The accompanying unaudited condensed consolidated financial statements of Ultimate Electronics, Inc. should be read in conjunction with our consolidated financial statements for the year ended January 31, 2002. Significant accounting policies disclosed therein have not changed except as discussed in Note 2. Our unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the statements include all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003. Seasonal fluctuations in sales of our products result primarily from the purchasing patterns of consumers. As is the case with many other retailers, our sales and profits have been greatest in the fourth quarter (which includes the holiday selling season). For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2002 and other filings with the Securities and Exchange Commission.

  Principles of Consolidation

        The unaudited condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

  New Store Openings

        In August 2002, we entered the Dallas/ Ft. Worth, Texas market with six new stores. We opened three additional stores in this market in October 2002 and a fourth additional store in November 2002. We opened our sixth store in the St. Louis, Missouri market in August 2002.

2.    New Accounting Standards

  Adoption of SFAS 142

        We adopted SFAS 142 on February 1, 2002. SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires us to perform an annual impairment test on all goodwill and indefinite lived intangible assets. We completed our goodwill impairment test required by SFAS 142 as of July 31, 2002 and have determined that no adjustments for impairment are necessary. If the requirements of SFAS 142 had been in effect for the three and nine months ended October 31, 2001, the results would have been as follows: (i) net income, basic earnings per share and diluted earnings per share would have been $1,722,000, $.16 and $.15, respectfully, for the three months ended October 31, 2001; and (ii) net income, basic earnings per share and diluted earnings per share would have been $5,303,000, $.48 and $.46, respectively, for the nine months ended October 31, 2001.

  Adoption of EITF 00-14

        Effective in the second quarter of fiscal 2003, we adopted Emerging Issues Task Force No. 00-14, "Accounting for Certain Sales Incentives," which provides that sales incentives such as mail-in rebates offered to customers should be classified as a reduction of revenue. Previously, these rebates were recorded in cost of goods sold and were immaterial.

  Adoption of SFAS 144

        In August 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which we adopted on February 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations" ("APB 30") for a disposal of a segment of a business. The adoption of SFAS 144 had no impact on our consolidated financial position, results of operations, or cash flows.

  Pending Adoption of SFAS 145

        In April 2002, the Financial Accounting Standards Board issued Statement 145, "Rescission of Statements 4, 44 and 62" ("SFAS 145"). SFAS 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt, "Statement 44, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements, "and Statement 62, "Accounting for Intangible Assets of Motor Carriers". SFAS 145 requires gains and losses on extinguishment of debt to be classified as either extraordinary items or in continuing operations in accordance with the provisions of APB 30. Further, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented, that does not meet the criteria in APB 30 for extraordinary item classification, is required to be reclassified to continuing operations. SFAS 145 also amends Statement 13, "Accounting for Leases" to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. SFAS 145 will be effective for our January 31, 2004 consolidated financial statements, with early adoption encouraged. We currently believe the adoption of SFAS 145 will require the $254,000 loss on extinguishment of debt recorded on our January 31, 2001 consolidated financial statement of income to be reclassified from an extraordinary item to continuing operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Some statements contained in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements include statements relating to, among other things:

  •
  our growth strategy and plans regarding the opening of new stores and the relocation and expansion of existing stores;

  •
  estimated capital expenditures and costs related to the opening of new stores, the relocation and expansion of existing stores and the implementation of our new management information system;

  •
  the sufficiency of our cash flows from operations and borrowings from our revolving line of credit to fund our operations, debt repayment and anticipated expansion;

  •
  the impact of inflation; and

  •
  the effects of the holiday selling season.

        These forward-looking statements are subject to numerous risks, uncertainties and assumptions, including local, regional and national economic conditions; the availability of new products; competition in our targeted markets; the availability of adequate financial resources; the timing of new store openings; weather conditions in our markets; the timing of the completion of the implementation of our new management information system; and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2002. We disclaim any obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

  Results of Operations

        Sales.    Sales for the three months ended October 31, 2002 increased 34% to $177.8 million from $132.8 million for the three months ended October 31, 2001. Sales for the nine months ended October 31, 2002 increased 26% to $462.0 million from $365.5 million for the nine months ended October 31, 2001. The increase in sales was substantially the result of the 12 new stores we opened this year. Sales of comparable stores were up 1% for the three and nine months ended October 31, 2002. Comparable store sales include sales for stores open at least 13 months and exclude (i) sales for stores recently relocated and expanded until 13 months after completion and (ii) sales for stores in new markets until 13 months after 75% of the initial number of stores planned for the market have opened. Of the 57 stores we had open as of October 31, 2002, 41 were considered comparable stores.

        Gross Profit.    Gross profit for the three months ended October 31, 2002 increased 35% to $57.0 million (32.0% of sales) from $42.2 million (31.8% of sales) for the three months ended October 31, 2001. Gross profit for the nine months ended October 31, 2002 increased 26% to $146.0 million (31.6% of sales) from $116.3 million (31.8% of sales) for the nine months ended October 31, 2001. During the quarter, our margins by category generally improved over the same period of the prior year. This improvement was partially offset by a shift in our merchandise mix to the television and DVD categories, away from audio, home office and VCR products. This shift in merchandise mix also impacted our year-to-date gross margins.

        Selling, General and Administrative.    Selling, general and administrative expenses for the three months ended October 31, 2002 were $54.2 million (30.5% of sales) compared to $39.4 million (29.7% of sales) for the three months ended October 31, 2001. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to a higher volume of zero percent financing charges, which were 70 basis points over our normal expense for third party financing for the quarter. Preopening expenses were $1.9 million for the third quarter of this year compared to $1.2 million for the same quarter in the previous year and represented 13 basis points of the increase. Selling, general and administrative expenses for the nine months ended October 31, 2002 were $139.0 million (30.1% of sales) compared to $107.7 million (29.5% of sales) for the same period in the prior year. The increase in volume of the zero percent financing offerings over the course of the last nine months represents a 49 basis point increase over the prior year. Preopening expenses were $3.9 million for the nine months ended October 31, 2002 compared to $2.3 million for the same period in the previous year and represented a 21 basis point increase over the same period of the prior year.

        Income From Operations.    As a result of the foregoing, we recorded income from operations of $2.8 million (1.5% of sales) for the three months ended October 31, 2002 compared to income from operations of $2.8 million (2.1% of sales) for the three months ended October 31, 2001. Income from operations was $7.0 million (1.5% of sales) for the nine months ended October 31, 2002 compared to income from operations of $8.6 million (2.3% of sales) for the nine months ended October 31, 2001.

        Net Interest Expense.    We recorded net interest expense of $15,000 and $169,000 for the three and nine months ended October 31, 2002, respectively, compared to net interest expense of $63,000 and $152,000 for the three and nine months ended October 31, 2001, respectively. We used a portion of the proceeds from our May 6, 2002 public offering to repay approximately $61.7 million then outstanding under our revolving line of credit.

  Liquidity and Capital Resources

        Historically, our primary sources of liquidity for funding expansion and growth have been net cash from operations, revolving credit lines, term debt and issuances of common stock. Our primary cash requirements are related to expenditures for new store openings, the relocation and/or remodeling of existing store locations and inventory build-up prior to the holiday selling season. Expenditures for new store openings include leasehold improvements, fixtures and equipment, additional inventory requirements, preopening expenses and selling, general and administrative expenses. We currently operate a total of 58 stores in 13 states.

        Net cash used in operating activities was $23.3 million for the nine months ended October 31, 2002 compared to net cash provided by operating activities of $4.6 million for the nine months ended October 31, 2001, primarily due to higher inventory and accounts receivable balances in the current year.

        Net cash used in investing activities was $42.5 million for the nine months ended October 31, 2002, primarily for capital expenditures for new store openings and continued implementation of our new management information system. Net cash used in investing activities was $36.6 million for the nine months ended October 31, 2001. During the nine months ended October 31, 2001, we had capital expenditures of $41.1 million directly related to new store openings, the installation of warehouse management software, the reconfiguration of our warehouse distribution center and implementation of our new management information system. This amount was partially offset by $4.5 million in proceeds we received from a sale-leaseback arrangement on a new store in Colorado Springs, Colorado.

        Total capital expenditures for fiscal 2003 are expected to be between $44 and $46 million. The increase in projected capital expenditures for fiscal 2003 from our original estimate of $40 million is primarily due to additional costs associated with information systems development and the opening of our twelfth store during the year. We expect total capital expenditures to be between $38 million and $42 million in fiscal 2004 depending on the number of new stores opened and the number of existing stores relocated or remodeled. We currently plan to open 8 to 10 new stores in fiscal 2004 and to relocate and significantly expand our Rochester, Minnesota store in the first quarter of next year. The cost of new stores is anticipated to average approximately $3.4 million per store during fiscal 2004, which amount includes leasehold improvements, fixtures and equipment, inventory (net of payables) and preopening expenses. Leasehold improvements and fixtures and equipment are expected to average approximately $2.2 million per store, depending on tenant allowances. The inventory requirement for each new store is expected to average approximately $1.6 million, approximately $750,000 of which will be financed through payment terms from our vendors. Preopening expenses for new stores are expected to average approximately $350,000, and include costs for advertising prior to opening and recruitment and training of new employees. If we relocate existing stores, preopening costs are expected to average $150,000 and will be higher if we are required to terminate existing store leases prior to their maturity. We anticipate capital expenditures of approximately $3.0 million to complete the implementation of our new management information system.

        Net cash provided by financing activities was $66.1 million for the nine months ended October 31, 2002 compared to net cash provided by financing activities of $31.2 million for the nine months ended October 31, 2001. Net cash provided by financing activities for the nine months ended October 31, 2002 was primarily the result of the net proceeds we received from our May 6, 2002 offering partially offset by the repayment of our revolving line of credit. Net cash provided by financing activities for the nine months ended October 31, 2001 was primarily related to net borrowings on our revolving line of credit.

        We currently have an $80 million credit agreement with Wells Fargo Finance, LLC, which expires in September 2004. Borrowings under this revolving line of credit are limited to the lesser of (i) $80 million or (ii) 75% of eligible inventory plus the lesser of 75% of eligible accounts receivable and $2.5 million. Amounts borrowed bear interest, payable monthly, based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. Inventories, bank accounts, accounts receivable, equipment, intangibles, negotiable instruments, investment property, intellectual property and equity interests in our subsidiaries secure the borrowings. The facility includes negative covenants that restrict our ability to incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase our capital stock, issue guarantees, sell or otherwise dispose of assets and engage in transactions with affiliates without the written consent of the bank. The facility also contains covenants regulating our gross margins, inventory levels, tangible net worth and capital expenditures. We were in compliance with all borrowing covenants as of October 31, 2002. As of October 31, 2002, we had a borrowing base of $80 million, of which $15.4 million was outstanding. On May 6, 2002, we completed a public offering for the sale of 3,162,500 shares of our common stock at an offering price of $28.50 per share. We received proceeds of approximately $84.8 million, net of all offering costs. We used a portion of the proceeds from our offering to pay down our revolving line of credit, in full, on May 6, 2002.

        We believe that our cash flows from operations and borrowings under our revolving line of credit will be sufficient to fund our operations, debt repayment and anticipated expansion through fiscal 2005. To fund the capital requirements for our anticipated expansion plans beyond that time, we may be required to seek additional financing, which could include an increase in our revolving line of credit or additional debt or equity financings. We may also remortgage our Thornton, Colorado facility. We may not be able to obtain such funds on favorable terms, if at all.

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

        Cash and Cash Equivalents.    As of October 31, 2002, we had $3.0 million in cash and cash equivalents, which was not restricted, in various non-interest bearing accounts. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Outstanding Debt of the Company.    We are exposed to market risk due to changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes. We have an $80 million revolving line of credit. Amounts borrowed under the $80 million revolving line of credit bear interest based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. Borrowings under this credit facility were $15.4 million as of October 31, 2002. An increase in the interest rate on our revolving line of credit of 44 basis points (a 10% change from the bank's reference rate as of October 31, 2002) would have no material effect on our operating results. We have not hedged against interest rate changes.

Item 4. Controls and Procedures

        In its recent Release No. 34-46427, effective August 29, 2002, the SEC, among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

        During the 90-day period prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in providing reasonable assurance (based on our management's evaluation of the costs and benefits of possible controls and procedures) of achieving the desired controls and objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

        None

Item 2. Changes in Securities.

        None

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

10.1	Exclusive Endorsement Agreement, dated effective September 1, 2002, by and between Ultimate Electronics, Inc. and David J. Workman
99	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K:

          None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ultimate Electronics, Inc.
Date: December 13, 2002	By:	/s/ ALAN E. KESSOCK Alan E. Kessock Senior Vice President, Chief Financial Officer, Secretary and a Director (Principal Financial and Accounting Officer)

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

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

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

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ ALAN E. KESSOCK Alan E. Kessock Senior Vice President, Chief Financial Officer, Secretary and a Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Item
10.1	Exclusive Endorsement Agreement, dated effective September 1, 2002, by and between Ultimate Electronics, Inc. and David J. Workman
99	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002