Form 10-K
period 2003-01-31
ULTIMATE ELECTRONICS INC
filed 2003-05-16
CIK 911626

Use these links to rapidly review the document
TABLE OF CONTENTS
TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

        The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $190,182,720 as of July 31, 2002, based on the closing price of the shares on the Nasdaq Stock Market of $15.25 on that date.

        The number of shares of Common Stock outstanding as of May 14, 2003 was 14,582,016.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report on Form 10-K.

        We own or have applied for various trademarks, copyrights and trade names used in our business, including Ultimate Electronics, Audio King, Fast Trak, Simple Solution, SoundTrack, Experience More and Big Blue Sale. This annual report also includes trademarks and trade names of other companies.

i

PART I

ITEM 1:    Business

        References to fiscal years in this report refer to the 12 months ended January 31 of that year; e.g. "fiscal 2003" refers to the 12 months ended January 31, 2003.

Overview

        Ultimate Electronics is a leading specialty retailer of consumer electronics and home entertainment products in the Rocky Mountain, Midwest and Southwest regions of the United States. We focus on mid- to high-end audio, video, television and mobile electronics products sold by a highly trained, knowledgeable, commissioned sales force. We offer over 3,800 stock keeping units (SKU's) at a wide range of price points representing approximately 130 brands, including a broad presentation of the most popular names and a large selection of limited-distribution, upscale brands and lines. We emphasize products with the latest technology by dedicating significant resources to their promotion, advertising, merchandising and related product training. We believe our commitment to technologically advanced products, combined with our highly trained sales force, allows us to capitalize on the growing demand for consumer electronics products, which is being driven by digital technologies.

        We showcase our consumer electronics products in an upscale, demonstration-oriented store format (an average of 30,750 square feet in size), which enables customers to sample and compare features and functions of the many products we offer. We also provide a complete menu of value-added services, including home installation of consumer electronic equipment by our own technicians. We believe our differentiating characteristics, together with our parity pricing strategy and satisfaction guarantees, often make us the preferred retailer for consumer electronics.

        We operate 58 stores in Arizona, Colorado, Idaho, Illinois, Iowa, Minnesota, Missouri, Nevada, New Mexico, Oklahoma, South Dakota, Texas and Utah. We opened 12 stores in fiscal 2003 and plan to continue our store expansion program by opening seven stores during fiscal 2004.

Business Strategy

        Our objective is to enhance our position as a leading specialty retailer of consumer electronics and home entertainment products. Key elements of this strategy include:

        Offering an Extensive Selection of Products at a Wide Range of Price Points, with the Focus on Mid- to High-End Audio and Video Products.    Our broad merchandise mix of widely distributed brands includes a significant variety of high-end SKU's that are not generally available at our major competitors. In addition, a significant portion of the approximately 130 brands that we offer are mid- to high-end names, such as Definitive Technology, Pioneer Elite, Denon, Krell, Kef, Mitsubishi and Sony ES, and have limited distribution through select retailers. We believe that customers make better informed buying decisions when they are presented with a broad selection of competitively priced products and are educated at our stores about the features and benefits of the products. Through our Simple Solution program, we highlight our broad selection to our customers and simplify the purchase decision for them by offering complete system packages. In addition, our parity pricing strategy and satisfaction guarantees are designed to remove pricing and other concerns from the purchase decision and allow the customer and the sales staff to focus on product features, quality and our unique menu of services.

        Being a Leader in Offering the Best Selection of New Technology for In-Home and Mobile Entertainment.    We are recognized by consumers and vendors as a leader in presenting the best selection of the latest technology. We devote significant resources to marketing and substantial floor space to displaying new technologies to achieve increased market share of the newest and most sought after consumer electronics products. For example, we sold the first HDTV for residential use in the United States in July 1998, and we are currently taking a leadership position in marketing and displaying LCD and plasma televisions. We believe that showcasing the latest technology differentiates us from less specialized competitors and stimulates the sales of other products and services. We provide our sales associates with specialized training so that they can present the advantages of new technology to our customers. We also frequently hold special events at our stores to introduce and promote new products.

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

        Providing "Red Carpet" Customer Service.    We support our product sales by providing many important customer services, including home delivery and set-up, home theater and audio design and installation, home digital broadcast satellite ("DBS") installation, mobile electronics installation and regional service centers that offer in-home and carry-in repair services. We also provide in-store product instruction and, upon request, will provide follow-up instruction at a customer's home. In addition, we offer a 30-day money-back satisfaction guarantee on most products and an in-stock guarantee on advertised products.

        Providing an Upscale, Demonstration-Oriented Store Format.    We have developed an upscale, demonstration-oriented store format that showcases our merchandise and encourages customers to fully experience our products. We believe that this format assists our customers in understanding the benefits of upscale products and new technologies. Our stores have acoustically designed home audio and car stereo demonstration rooms, fully furnished home theater rooms and displays to showcase the latest mobile video and security products. Carpeted and hardwood floors, soft lighting and high quality merchandise fixtures further enhance the appeal of our stores.

Growth Strategy

        In addition to our business strategy that is focused on generating comparable store sales increases, we intend to grow our business by opening additional stores in existing markets, entering new markets that meet our criteria and relocating or expanding existing stores to enhance sales and profitability.

        Capturing Large Market Opportunity in Consumer Electronics.    We have identified a national opportunity of more than 240 potential sites in new and existing markets that meet our criteria for potential store development. We have a proven ability to open new stores in our existing markets as well as to successfully enter new markets with the simultaneous opening of multiple stores. We believe that we are well positioned to execute a disciplined growth strategy over the next several years. We also believe that we have the necessary distribution and management information systems, as well as management experience and depth, to support our targeted expansion plans. Our store development strategy is predicated on a detailed market analysis that includes a comparison of the demographics of our existing customers with the demographics of the target market and a review of competitors' positions in the market and economic data. Based on this market analysis, we believe that there are significant opportunities for new store growth both in new and existing markets.

        Opening Stores in New Markets.    During the past three years, we entered four new markets. During fiscal 2001 and 2002, we entered the Phoenix metropolitan area with eight stores, the Oklahoma City market with two stores and the St. Louis market with four stores. During fiscal 2003, we expanded into the Dallas/Fort Worth market with 10 stores and opened two additional stores in the St. Louis market. In fiscal 2004, we plan to enter the Kansas City, Missouri and Wichita, Kansas markets with four stores and the Austin, Texas market with two stores. We intend to continue to expand into select metropolitan areas in the Midwest and Southwest regions.

        Expanding Our Presence in Existing Markets.    We believe that there are opportunities to increase our presence in a number of our existing markets, either through opening new stores or through relocating or expanding existing stores. We periodically analyze the competitor, demographic and economic data in our existing markets in order to take advantage of additional growth opportunities. We plan to open one additional store in the Minneapolis/St. Paul, Minnesota market in fiscal 2004, two additional stores in the Kansas City market in fiscal 2005 and one additional store in the Austin, Texas market in fiscal 2005. We relocated our Rochester, Minnesota store in March 2003. We currently plan to relocate up to four stores in fiscal 2005. We intend to continue to open or relocate new stores within existing markets in order to increase market share and leverage our advertising, distribution and other fixed expenses to create operating efficiencies. Since 1994, we have successfully relocated and expanded eight smaller stores to conform to the size and format of our current prototype. We anticipate relocating or expanding up to 10 of our smaller, older stores in the future (up to five in the Minneapolis/St. Paul, Minnesota market, one in Cedar Rapids, Iowa, one in Des Moines, Iowa, two in the Denver, Colorado market and one in Colorado Springs, Colorado).

Store Operations

        Stores.    We operate 58 stores, including 11 stores in Colorado under the trade name SoundTrack, 40 stores in Arizona, Idaho, Illinois, Iowa, Minnesota, Missouri, Nevada, New Mexico, Oklahoma, South Dakota, Texas and Utah under the trade name Ultimate Electronics and seven stores in Minnesota under the trade name Audio King. We plan to rename our seven Audio King stores as Ultimate Electronics in the fall of 2003. Of these 58 stores, 45 are large format stores and the balance are smaller stores. While our 45 larger stores vary in size from 29,000 to 51,000 square feet, our current prototype large format store generally ranges from 26,000 to 34,000 square feet, with approximately 60% of the square footage devoted to selling space. The remaining space is dedicated to a car audio installation facility, a store warehouse, general office space and, in selected stores, a service facility and extra space for deliverable products such as big screen televisions.

        Our 13 smaller stores average approximately 18,200 square feet, with approximately 55% of the square footage devoted to selling space. In certain smaller markets, we may open stores as small as 20,000 square feet. These stores generally contain the same products available at our large format stores except that they typically contain fewer large screen televisions and fewer demonstration rooms for home and mobile electronics. We plan to relocate or expand up to 10 of our existing smaller stores as opportunities become available.

        Our stores feature an extensive selection of over 3,800 SKU's with products in the following categories:

  •
  analog and digital conventional televisions

  •
  high definition and digital projection television

  •
  plasma and LCD televisions

  •
  home theater systems

  •
  direct broadcast satellite

  •
  VCR

  •
  DVD

  •
  digital cameras

  •
  camcorders

  •
  video game hardware and software

  •
  home audio

  •
  portable audio

  •
  car stereo

  •
  blank media

  •
  car security

  •
  mobile video systems

  •
  wireless communications

  •
  home office/computer

  •
  home theater furniture

  •
  audio and video accessories

  •
  home networking devices

        Our stores emphasize mid- to high-end products and feature multiple home audio and car demonstration rooms, multiple home theater settings, extensive portable electronics displays and an area displaying up to 50 projection televisions. During fiscal 2004, we expect to decrease the number of projection televisions on display by approximately 20% as we discontinue the sale of analog projection televisions and continue to increase our selection of plasma and LCD televisions. Each of our stores has displays designed to provide the customer with a full spectrum of our products upon entering the store, including the best selection of the latest technology such as LCD and plasma televisions. All of our locations offer home installation of audio, video and satellite products, as well as car audio, car satellite and mobile video installations.

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

  •
  sales volume potential;

  •
  the optimum number of stores for a given market;

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

  •
  store visibility;

  •
  traffic patterns; and

  •
  overall retail activity.

        Store Economics.    We believe that we benefit from attractive store level economics. Our average investment for the 22 large format stores we opened in the past two years was approximately $3.4 million including leasehold improvements, fixtures and equipment, inventory (net of payables) and preopening expenses. Our large format stores have typically been profitable on a store operating basis within their first 12 months of operation and, on average, return our investment in three years or less.

        The cost of our new large format stores is anticipated to average approximately $3.4 million per store, which includes leasehold improvements, fixtures and equipment, inventory (net of payables) and preopening expenses. Leasehold improvements, fixtures and equipment are expected to average approximately $2.2 million per store, depending on tenant allowances. Preopening expenses for these stores are expected to average approximately $350,000, and include costs for advertising prior to opening and recruitment and training of new employees. The inventory requirement for our new stores is expected to average approximately $1.6 million, of which $750,000 is typically financed through trade credit from our vendors. For relocations of existing stores, preopening costs are expected to average approximately $150,000 and will be higher if we terminate existing store leases prior to their maturity.

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

        Store Personnel.    An average large format store is generally staffed with a store manager, two sales managers (one for home electronics and one for mobile electronics), 25 to 35 sales associates, an installation supervisor, six to eight installers, an operations manager and seven support personnel, including four warehouse employees and three customer service representatives. All of our store managers have been promoted from within the company. The staffing of our smaller stores generally follows the same format as our larger stores but with fewer employees in each area and no operations manager. We provide opportunities for advancement through participation in Ultimate University, an in-depth training program designed to prepare selected candidates for future management positions.

        Store Personnel Compensation.    Our compensation plan is designed to incentivize our sales associates to sell more than one product to a customer. Our sales associates are compensated based on a flexible incentive pay plan with commissions determined on the basis of sales, gross margins and attachment selling. Installers are also paid on a commission basis. Store managers receive a base salary and monthly and quarterly bonuses. Sales managers similarly receive a small base salary, bonuses and earned commissions. Bonuses are calculated on a store-by-store basis. Our support staff is typically paid an hourly wage plus bonuses and may also earn commissions.

        Services.    We support our product sales by providing many important customer services, including the following:

  •
  in-store product instruction

  •
  home delivery and set-up

  •
  multi-room audio and video installation

  •
  home satellite installation

  •
  home networking installation

  •
  home theater design and installation

  •
  home instruction upon request

  •
  home security installation

  •
  mobile electronics installation

  •
  regional service centers

        We provide our customers with expedited repair service through our Fast Trak service program. Virtually all merchandise purchased from us may be taken to any of our stores for repair, whether or not the product is currently under the manufacturer's warranty or an extended warranty contract. Our large depot repair service facilities, located in metropolitan Denver, Colorado; Minneapolis, Minnesota; Phoenix, Arizona; and Dallas, Texas; provide complete repair service capability for our customers and provide support for our regional repair service centers. We have regional repair service centers in Albuquerque, New Mexico; Boise, Idaho; Des Moines, Iowa; Las Vegas, Nevada; Salt Lake City, Utah; St. Louis, Missouri and Tulsa, Oklahoma. We employ approximately 250 employees in connection with our repair service business. In addition, we operate a fleet of approximately 330 customer service vehicles to provide in-home repair and delivery, installation and setup of home DBS systems, home theater components and televisions, as well as installation of structured wiring for a variety of home builders.

        We offer private label and manufacturer sponsored credit cards, which are financed, operated and serviced by third party finance companies on a non-recourse basis. We have entered into agreements with finance companies whereby they retain all credit risk associated with these credit cards. These arrangements permit us to provide our customers with financing promotions, including interest-free financing and deferred payments, without using our working capital. During fiscal 2003, approximately 33% of our total sales were to customers who financed their purchases using our private label or manufacturer sponsored credit cards.

Merchandising and Inventory

        Products.    We offer our customers a comprehensive selection of high quality, brand name television, audio, video and mobile electronics. We emphasize depth of product selection within key product categories as follows:

Category	Products	Selected Brands
Television/DBS	Conventional televisions, combination televisions, digital broadcast satellite systems, front projection televisions, LCD televisions, plasma televisions and projection televisions	Apex, DirecTV, Draper, Hitachi, JVC, Mitsubishi, Panasonic, Pioneer, Pioneer Elite, RCA, Samsung, Sharp, Sony, Sony XBR, Sylvania and Zenith
Audio	Audio components, audio systems, compact disc players, portable audio electronics and speakers	Audiovox, Bose, Definitive Technology, Denon, Infinity, JVC, Kef, Kenwood, Klipsch, Krell, Monster Cable, Niles, Panasonic, Philips, Pioneer, Pioneer Elite, Sony, Sony ES, Sunfire and Yamaha

Video/DVD	Camcorders, digital cameras, DVD players, editing equipment, personal video recorders, VCRs and video printers	Apex, Canon, Denon, Go Video, Hitachi, JVC, Kenwood, Mitsubishi, Monster Cable, Olympus, Panasonic, Philips, Pioneer, Samsung, Sony and Yamaha
Mobile Electronics	Car stereo components, car stereo speakers, mobile phones, mobile video, satellite radio, wireless communications
Alpine, AT&T wireless, Audiovox, Boston Acoustics, Clifford, Cobra, Directed Electronics, ESCORT, Infinity, Jensen, Kenwood, Monster Cable, Motorola, Nokia, Panasonic, Pioneer, Rockford Fosgate, Samsung, Sanyo, Sirius Satellite Radio, Sprint PCS, Sony, TERK, XM Satellite Radio and XTANT
Home Office	Computers, computer peripherals, fax machines, personal digital assistants and telephones	AT&T, Canon, General Electric, Monster Cable, Palm, Panasonic, Siemens, Sony and vtech
Other	Audio and video furniture, batteries, blank tapes, delivery, extended warranty contracts, gaming, installation services and product repair	Bell'O International, Boltz, Furniture Works, Laurier, Omnimount, Panasonic, Sanus, Sony, TDK, Techcraft and Warrantech

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

        The following table shows the approximate percentage of sales for each major product category for the last three fiscal years.

	Fiscal Year Ended January 31,
Product Category
	2001	2002	2003
Television/DBS	33%	38%	41%
Audio	22%	20%	19%
Video/DVD	18%	17%	15%
Mobile Electronics	10%	9%	9%
Home Office	5%	4%	3%
Other	12%	12%	13%

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

        Pricing.    We emphasize competitive pricing on all items and reinforce this strategy with extensive advertising of our 60 day price guarantee and our 30 day satisfaction guarantee. Our 60 day price guarantee allows our customers to receive 110% of the difference between the original purchase price and any verified locally available lower price for the identical product under the same purchase conditions. This guarantee applies to all products which are covered by a 30 day price guarantee. Our 30 day satisfaction guarantee allows our customers to return most products within 30 days for a full refund. Camcorders, car multimedia and radar detectors have a 30 day money-back or 30 day exchange guarantee. Our price guarantee and our satisfaction guarantee are designed to remove pricing and suitability concerns from the purchase decision and allow the customer and the sales staff to focus on product functionality, performance and quality. In addition, we offer an in-stock guarantee on advertised products.

        Purchasing.    We purchase substantially all of our products directly from the manufacturers. Each of our buyers has responsibility for specified product categories. Buyers are assisted by a management information system that provides them with our current inventory quantity, price and sales information by item, thus allowing them to react quickly to market changes.

        We have been one of the largest members of the Progressive Retailers' Organization, a volume buying group. Membership in this organization had helped us to obtain additional volume rebates, special buys and access to closeout and final production items. During the fourth quarter of fiscal 2003, we resigned from the Progressive Retailers' Organization. We believe that based on our current size, we have been able, and will continue to be able, to obtain independently most of the benefits provided by membership in the Progressive Retailer's Organization.

        During fiscal 2003, our 10 largest suppliers accounted for approximately 72% of the merchandise we purchased. Three of our suppliers, Sony, Panasonic and Mitsubishi, each accounted for more than 10% and collectively accounted for approximately 45% of our merchandise mix. The master agreements under which we operate with each of our suppliers are normally terminable upon 0 to 60 days' notice by either party. As is customary in the industry, we do not have purchase commitments of longer than one year with the majority of our product suppliers. We believe that our relationships with our vendors are excellent and that our focused merchandising and high degree of customer service makes us an important distribution channel, particularly for the introduction of new products.

        Distribution.    We currently distribute virtually all of our merchandise to our stores from a 226,000 square foot warehouse and distribution center located in Thornton, Colorado, a suburb of Denver. All of our stores in Colorado are located within 75 miles of this center. For stores more than 75 miles from this facility, we use contract carriers for distribution. Our warehouse and distribution center reduces our inventory requirements at individual stores, while preserving the benefits of volume purchasing and facilitating centralized inventory and accounting controls.

Advertising and Marketing

        Our marketing program is designed to create public awareness of our comprehensive selection of mid- to high-end brands at competitive prices. Our advertising strategy primarily uses newspaper, television, radio and targeted direct mail media. We present a blend of aggressive promotional price points on products sold by our competitors as well as an extensive selection of mid- to high-end products that may not be offered by our competitors. We primarily advertise through newspaper advertisements in every market we serve, producing 4- to 28-page full color weekly inserts. We also conduct a direct mail campaign, the cornerstone of which is a 108- to 120-page full color catalog, which is published four times a year and emphasizes the breadth of our selection and new technology. The catalog educates our customers on the features and benefits of the latest consumer electronics products and advertises the full array of products and services available at our stores. We mail our catalog to 950,000 to 1.3 million current and 600,000 to 1.0 million prospective customers in our markets. We build top-of-mind awareness through an ongoing television and radio advertising campaign that specifically targets our core customers. We also hold special events at our stores to introduce or promote new products. We produce prominent and colorful in-store signage that describes differentiating product features, new technology and promotional information.

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

Management Information System

        During fiscal 2002, we implemented a warehouse management system to manage our warehouse and distribution center in Thornton, Colorado. During fiscal 2003, we continued to refine this system and began to realize its benefits. This warehouse management system was interfaced with our existing management information system, which is an on-line system that we have been using since 1990 and connects all of our facilities and allows sales associates to determine the location of our inventory at any time and our merchandising department to change pricing immediately in response to competitor pricing.

        In fiscal 2002, we began implementing a new management information system comprised of Oracle's E-business suite of products (to manage our administrative applications) and Tomax's retail suite of applications (to create a new infrastructure for managing our operations). We believe this new management information system will provide us with a powerful web-enabled solution for supporting the critical functions of our business. This project is designed to upgrade the majority of our internal software systems, thereby increasing productivity and supporting the further expansion of our company. By implementing this fully integrated, end-to-end solution, we plan to provide comprehensive, easy-to-use applications for our sales associates and enhance our customer's shopping experience. We have completed the initial phase of the project, which included installation of Oracle's financial modules. We are proceeding with the implementation of the remaining portions of our new management information system and expect to complete the process during the summer of 2003. If we do not complete the implementation of our new management information system by the end of summer 2003, we would delay the final phase of implementation until spring 2004.

Competition

        We operate in a highly competitive and price sensitive industry. The principal competitive factors in the consumer electronics industry are breadth of product selection, price, store location and customer service. We face competition from large national chains, numerous smaller specialty stores and consumer electronics departments of many department, discount and home improvement stores. We consider our primary competitors to include consumer electronics retailers such as Best Buy and Circuit City as well as mass merchants such as Wal-Mart, Sam's Club, Costco, Target and Sears and specialty retailers such as Car Toys and Tweeter Home Entertainment. We compete with Circuit City in each of our markets except Sioux Falls, South Dakota and our three stores in Iowa. We compete with Best Buy in each of our markets. Our primary competitors have financial and other resources greater than ours. Our operating results may be adversely affected by such increased competition. In addition, if such competitors seek to gain or retain market share by reducing prices, we may be required to reduce our prices, thereby reducing gross margins and profits. Also, as we expand into markets where our name may not be recognized, our success will depend in part on our ability to compete with established and future competitors in such markets.

        We also compete with retailers of consumer electronics who market their merchandise on the Internet. We believe that competition from the Internet will increase in the future.

Intellectual Property

        We believe our trademark and service mark portfolio includes marks that have developed public recognition and are of significant value. ULTIMATE ELECTRONICS (Stylized), AFFORDABLE PORTABLE (Stylized), AUDIO KING and FAST TRAK are all federally registered on the Principal Register of the U.S. Patent and Trademark Office in the name of Ultimate Electronics, Inc. These registrations have received incontestable status. The marks ULTIMATE ELECTRONICS, BIG NAMES. LITTLE PRICES. GUARANTEED., SIMPLE SOLUTION and SOUNDTRACK are also federally registered on the Principal Register of the U.S. Patent and Trademark Office in the name of Ultimate Electronics, Inc. Further, we have an application pending before the U.S. Patent and Trademark Office for ULTIMATE ELECTRONICS EXPRESS, ULTIMATE BUY, BIG BLUE SALE, and EXPERIENCE MORE; and a Colorado State registration for the mark THE ULTIMATE SOUNDTRACK. We control the nature and quality of the goods and services offered under our portfolio of marks to maintain our proprietary intellectual property rights in the portfolio. We are not aware of any adverse claims concerning our trademarks and service marks.

Employees

        As of April 1, 2003, we employed approximately 3,375 full and part-time employees, approximately 2,935 of whom were store, customer delivery or service employees and approximately 440 of whom were main warehouse or corporate personnel. We consider our employee relations to be good. Most employees, other than corporate and store support personnel, are paid pursuant to a flexible pay plan. We believe that we provide working conditions and wages that compare favorably with those of other retail companies within our industry. None of our employees are covered by collective bargaining agreements.

Seasonality

        Our business is affected by seasonal consumer buying patterns. As is the case with many other retailers, our sales and profits have been greatest in the fourth quarter (which includes the holiday selling season). Due to the importance of the holiday selling season, any factors negatively impacting the holiday selling season could have a material adverse impact on the our financial condition and results of operations. In addition, we believe the adoption of new accounting guidance for vendor allowances (EITF 02-16) will increase the seasonality of our business. See —"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Corporate Information

        Ultimate Electronics, Inc. is a Delaware corporation. We opened our first store in 1968. We grew to nine stores in Colorado by 1993 and then adopted an expansion strategy to enter new markets in the Rocky Mountain, Midwest and Southwest regions. By the end of fiscal 1997, we had grown to 18 stores. In June 1997, we acquired Audio King Corporation, a consumer electronics specialty retailer with 11 retail stores in Minnesota, Iowa and South Dakota. We then opened one store in fiscal 1998, one store in fiscal 2000, five stores in fiscal 2001, ten stores in fiscal 2002 and 12 stores in fiscal 2003.

Information Available on Our Web Site

        We make available free of charge through our Internet web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Internet address is http://www.ultimateelectronics.com. Our Internet web site and the information contained therein or connected thereto are not intended to be incorporated into this report.

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

Our Success Depends in Large Part on Our Ability to Open and Profitably Operate New Stores in Existing and New Geographic Markets

        We plan to open seven new stores in fiscal 2004. We may not be able to open all of these stores, and any new stores that we open may not be profitable, either of which could have a material adverse impact on our financial results.

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

  •
  higher costs for print, radio, television and direct mail advertising;

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

We May Not Be Able to Achieve and Manage Planned Expansion

        We face many business risks associated with rapidly growing companies, including the risk that our existing management, information systems and financial controls will be inadequate to support our planned expansion. Our growth plans will require us to expend significant management time and effort and additional resources to ensure the continuing adequacy of our financial controls, operating procedures, information systems, product purchasing, warehousing and distribution systems and employee training programs. We cannot predict whether we will be able to effectively manage these increased demands or respond on a timely basis to the changing demands that our planned expansion will impose on our management, information systems and financial controls. If we fail to continue to add management personnel or to improve our management information systems and financial controls or if we encounter unexpected difficulties during expansion, our business, financial condition, operating results or cash flows could be materially adversely affected.

        Furthermore, we may seek to acquire businesses that are complementary to ours. To do so successfully, we would need to identify suitable acquisition candidates, obtain financing on acceptable terms, and negotiate acceptable acquisition terms. Even if we are successful in completing acquisitions, they may have a material adverse effect on our operating results, particularly in the fiscal quarters immediately following the completion of an acquisition, while the acquired business is being integrated into our operations. We do not currently have any definitive agreements regarding an acquisition.

We May Be Unable to Fund Our Significant Future Capital Needs, and We May Need Additional Funding Sooner than Anticipated

        We will need substantial capital to finance our expansion plans, including funds for capital expenditures, working capital, preopening costs and potential initial operating losses related to new store openings. We may not be able to obtain additional financing on acceptable terms. If adequate funds are not available, we will have to curtail projected growth, which could materially adversely affect our business, financial condition, operating results or cash flows.

        We estimate that capital expenditures during fiscal 2004 will be between $35 and $40 million and that capital expenditures during future years may exceed this amount. Although we expect that the funds available under our line of credit and cash flows from operations will be sufficient to fund our capital requirements at least through fiscal 2005, this may not be the case. We may be required to seek additional capital earlier than anticipated if:

  •
  future actual cash flows from operations fail to meet our expectations;

  •
  costs and capital expenditures related to new store openings exceed anticipated amounts;

  •
  we are required to reduce prices to respond to competitive pressures; or

  •
  we secure a greater number of attractive development sites than currently anticipated.

A Decline in General Economic Conditions, Terrorist Attacks or Acts of War May Seriously Harm our Business

        Consumer spending patterns, particularly discretionary spending for products such as consumer electronics, are affected by, among other things, prevailing economic conditions, wage rates, interest rates and inflation, new housing starts, consumer credit availability, consumer confidence and consumer perception of economic conditions. General economic, political and market conditions, such as recessions, wars and potential terrorist attacks, may adversely affect our business results and the market price of our common stock. The threat of terrorist attacks in the Unites States since September 11, 2001 continues to create many economic and political uncertainties. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we currently cannot predict. The military action taken by the United States and its allies against the government of Iraq has had a short term and could have a long term negative economic impact upon the financial markets and our business in general. In addition, events such as those referred to above could cause or contribute to a general decline in equity valuations, which in turn could reduce the market value of your investment in our company. These factors adversely affected our business in fiscal 2003. There is no assurance that the economy or consumer confidence will improve or that these factors will not continue to have an adverse effect on our operating results and financial conditions.

We Face Significant Competition from National, Regional and Local Consumer Electronics Retailers

        The retail consumer electronics industry is highly competitive. We currently compete against a diverse group of retailers, including several national retailers, such as Best Buy and Circuit City, and regional and local merchants, who sell, among other products, audio and video consumer electronics products similar and often identical to those we sell. Each of our stores competes directly with either a Best Buy or a Circuit City, and over ninety percent of our stores compete with both. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of consumer electronics products that we sell. Some of our competitors have financial resources that are substantially greater than ours and may be able to purchase inventory at lower costs, initiate and sustain predatory price competition and better sustain economic downturns. In addition, appliance/electronic superstores, warehouse clubs, home improvement retailers and mass merchants selling consumer electronics, such as Wal-Mart, Sam's Club, Costco, Target and Sears, are continuing to expand their selection of consumer electronics products, and such expansion may increase price competition and reduce gross margins within our markets. We also compete with retailers of consumer electronics who market products through store catalogs and the Internet, which may increase price competition for certain of our products.

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

Any Failure of Our Information Technology Infrastructure Could Harm Our Business

        The capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our growth and changing needs are important to the operation of our business. In connection with our growth, we are continually updating our information technology infrastructure. We are currently implementing a new management information system comprised of Oracle's E-business suite of products (to manage our administrative applications) and Tomax's retail suite of applications (to create a new infrastructure for managing our operations). This project is designed to upgrade the majority of our internal software systems, thereby increasing productivity and supporting the further expansion of our company. We have incurred significant costs and have expended significant management and other resources in implementing these programs. We are systematically implementing portions of our new management information system and expect to complete the process in the summer of 2003. We expended approximately $18.9 million as of January 31, 2003 and expect to spend an additional approximately $4.0 million during fiscal 2004 to complete the implementation of our new management information system. We expect to incur one-time costs of approximately $1.2 million during the quarter in which we complete the implementation of our new management information system. If we do not complete the implementation of our new management information system by the end of summer 2003, we would delay the final phase of implementation until spring 2004. The failure to successfully and timely integrate this system or its failure to perform as we anticipate could disrupt our business, materially adversely affect our revenues and cause our business and financial results to suffer.

Our Limited Geographical Dispersion May Reduce Our Ability to Manage Adverse Market Events

        We currently operate 58 stores in 19 markets in 13 states in the Rocky Mountain, Midwest and Southwest regions of the United States. We are vulnerable to adverse market events in these locations including weather-related conditions, regional competition and unfavorable economic conditions.

A Disruption in Our Relationship with, or in the Operations of, any of Our Key Vendors Could Cause Our Sales to Decline

        The success of our business and growth strategy depends to a significant degree upon our vendors, particularly our brand name suppliers of audio and video equipment such as Sony, Mitsubishi, Panasonic, JVC, Pioneer and Monster Cable. We rely on a number of suppliers for limited distribution upscale items. We also rely on our suppliers for cooperative advertising support. We do not have long-term supply agreements or exclusive arrangements with any vendors. We typically order our inventory through the issuance of individual purchase orders to vendors. In addition, we rely heavily on a relatively small number of vendors. Our top 10 vendors represented approximately 72% of our purchases and our top three vendors represented approximately 45% of our purchases in fiscal 2003. The loss of any of these key vendors or the failure by us to establish and maintain relationships with these or other vendors could have a material adverse effect on our results of operations and financial condition. Our ability to successfully enter new markets depends to a significant extent on the willingness and the ability of our vendors to supply those additional stores. If vendors are unwilling or unable to supply some or all of their products to us at acceptable prices in one or more markets, our results of operations and financial condition could be adversely affected.

If We are Unable to Timely Respond to Changes in Consumer Demand and Preferences, Our Business May Be Harmed

        Our success depends on our ability to anticipate and respond in a timely manner to consumer demand and preferences for consumer electronics products and changes in such demand and preferences. If we do not continue to meet changing consumer demands, our growth and profitability will be negatively impacted. We frequently place orders for merchandise and make decisions about marketing and advertising expenditures several months in advance of the time when consumer demand can be determined. We also maintain an inventory level of certain merchandise that we anticipate will be in greater demand. If we fail to anticipate, identify or react appropriately to changes in consumer demand, we could experience excess inventories. Inventories in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could have a material adverse effect on our operating results (particularly gross margins) and our financial condition. Conversely, if we underestimate consumer demand for our merchandise or if our manufacturers fail to supply the merchandise that we require at the time we need it, we may experience inventory shortages, which could result in the loss of customers and reduced sales. Any sustained failure by us to identify and respond to changes in consumer demand and preferences would have a material adverse effect on our results of operations and financial condition.

We May Become Involved in Costly and Time-Consuming Litigation That May Significantly Increase Our Costs and Harm Our Business

        We are subject to various pending claims, lawsuits and legal proceedings that arise from actions taken in the ordinary course of our business. Lawsuits and legal proceedings, particularly class action lawsuits, could result in substantial litigation costs, damage awards against us and the diversion of our management's attention and resources. In addition, litigation is subject to inherent uncertainties, and an adverse result in litigation matters that may arise from time-to-time may harm our business. See "Item 3—Legal Proceedings."

Changes in Trade Regulations, Currency Fluctuations and Other Factors Beyond Our Control Could Impact Our Business

        A significant portion of our inventory or the parts required for assembly of our inventory is manufactured overseas. Changes in trade regulations, currency fluctuations or other factors may increase the cost of items we purchase or create shortages of such items, which in turn could have a material adverse effect on our results of operations and financial condition. Conversely, significant reductions in the cost of such items in U.S. dollars may cause a significant reduction in retail price levels of those products, resulting in a material adverse effect on our sales, margins or competitive position.

Because of Our Small Store Base, Our Operating Results Could Be Materially Adversely Affected By the Negative Performance of a Small Number of Markets

        We currently operate 58 stores in 19 markets. Due to our small store base, poor operating results in one or more markets could materially adversely affect our business, financial condition, operating results or cash flows. Our operating results achieved to date may not be indicative of our future operating results with a larger number of stores. Any malfunction or disruption of our management information systems or shipping problems could adversely impact our revenues and our business and financial results.

If Our Warehouse and Distribution Center Were Destroyed or Severely Damaged, Our Results of Operations Would Be Negatively Impacted

        We distribute substantially all of our merchandise to our stores from a warehouse and distribution center located in Thornton, Colorado. If our warehouse and distribution center were destroyed or severely damaged, our results of operations would be negatively impacted. Any malfunction or disruption of our centralized information systems or shipping problems could adversely impact our revenues and our business and financial results.

The Loss of the Services of Our Chairman, Chief Executive Officer, President or Other Key Employees Could Jeopardize Our Ability to Maintain Our Competitive Position

        We believe that our success depends on the continued service of our key executive management personnel. Loss of the services of William J. Pearse, our Chairman, J. Edward McEntire, our Chief Executive Officer, and David J. Workman, our President and Chief Operating Officer, or other key employees could jeopardize our ability to maintain our competitive position in the industry. Mr. Workman appears in most of our print, radio and television advertisements. Pursuant to an exclusive endorsement agreement with Mr. Workman, Mr. Workman has agreed not to act as a representative of any third party for a period of five years following termination of the agreement. We do not currently have employment agreements with any of our executives. We do not currently have key person life insurance for Mr. Workman or for any of our officers or directors.

We Could Face Potential Labor Shortages

        Our success depends in large part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including store managers, sales associates, installers and support personnel, necessary to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in certain areas. The inability to recruit and retain such individuals may delay the planned openings of new stores or result in high employee turnover in existing stores, which could have a material adverse effect on our business, financial condition, operating results or cash flows. Additionally, competition for qualified employees requires us to continually assess our compensation structure. Competition for qualified employees has required, and in the future could require, us to pay higher wages to attract a sufficient number of qualified employees, resulting in higher labor costs.

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

The Contemplated Name Change of Our Seven Audio King Stores May Disrupt Our Business in the Minneapolis/St. Paul Market

        We are planning to change the name of seven of our Minnesota stores that are currently operating under the trade name Audio King to Ultimate Electronics in the fall of 2003. We believe that establishing and maintaining a good reputation and name recognition is critical for attracting and retaining customers and employees. If our plans for transitioning to the Ultimate Electronics trade name are not successful, there may be a loss or diminishment of our reputation and the goodwill currently associated with the Audio King name. This may lessen our ability in the Minnesota markets to attract new, or retain existing, customers and employees.

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

        In addition, under the terms of our Stockholder Rights Plan, in general, if a person or group acquires more than 15% of the outstanding shares of common stock pursuant to a transaction not previously approved by our board of directors, all of our other stockholders would have the right to purchase securities from us at a discount to such securities' fair market value, thus causing substantial dilution to the holdings of that acquiring person or group. The Stockholder Rights Plan may inhibit a change in control and, therefore, could materially adversely affect the stockholders' ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction.

Because We Experience Seasonal Fluctuations in Our Sales, Our Quarterly Results Will Fluctuate and Our Annual Results Could Be Below Expectations, Which May Adversely Affect Our Common Stock Price

        Seasonal consumer buying patterns affect our business. Our fourth fiscal quarter includes the holiday selling season and has historically contributed, and is expected to continue to contribute, a substantial portion of our sales, income from operations and net income for our entire fiscal year. The fourth quarter of fiscal 2003 contributed 34% of sales, 87% of income from operations and 88% of net income prior to the impact of the cumulative effect of change in accounting principle. As a result, any factors negatively affecting us during the fourth quarter of any year, including adverse weather or unfavorable economic conditions, would have a material adverse effect on our results of operations for the entire year. More generally, our quarterly results of operations and financial condition may fluctuate based upon such factors as:

  •
  comparable store sales and the success of new stores;

  •
  the timing of new store openings and store relocations;

  •
  the amount of store preopening expenses;

  •
  the amount of grand opening expenses incurred in new markets;

  •
  the impact of new stores on existing stores;

  •
  weather conditions in our markets;

  •
  general, regional and national economic conditions;

  •
  terrorist acts and acts of war;

  •
  litigation;

  •
  the mix of consumer electronics products sold in our stores;

  •
  the availability of new products;

  •
  actions by our competitors, including their entrance into our markets, grand openings and store closings; and

  •
  timing of the final phase of implementation of our new management information system.

        Fluctuations in our results of operation or financial condition may adversely affect our common stock price.

You Should Not Rely on Our Comparable Store Sales as an Indication of Our Future Results of Operations Because They Fluctuate Significantly and May Cause Our Stock Price to Fluctuate

        Our comparable store sales include sales for stores open at least 13 months and exclude (i) sales for stores recently relocated and expanded until 13 months after completion and (ii) sales for stores in new markets until 13 months after 75% of the initial number of stores planned for the market have opened. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including among other factors:

  •
  changes in competition;

  •
  general regional and national economic conditions;

  •
  new product introductions;

  •
  consumer trends;

  •
  changes in our merchandise mix;

  •
  the impact of new stores on existing stores;

  •
  weather conditions in our markets;

  •
  terrorist acts and acts of war;

  •
  timing of promotional events and holidays; and

  •
  our ability to execute our business strategy effectively.

        We do not expect comparable store sales to increase at rates experienced in fiscal 2000 and 2001, and comparable store sales may be negative in the future. Our historical results have fluctuated significantly from quarter to quarter. For example, comparable store sales were down 6% during the third quarter of fiscal 2002, were up 2% during the last quarter of fiscal 2002 and the first quarter of fiscal 2003, were up 1% during the second and third quarters of fiscal 2003 and down 8% during the last quarter of fiscal 2003. Changes in our quarterly and annual comparable store sales results could cause the price of our common stock to fluctuate substantially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Quarterly Results of Operations."

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

  •
  announcements by other consumer electronics retailers; and

  •
  general conditions in the economy or the financial markets.

        The stock market has experienced significant price and volume fluctuations over the past several years, which have often been unrelated or disproportionate to the operating performance of particular companies. Broad market factors may have a material adverse effect on our stock price, regardless of our actual operating performance.

Our Management, Including a Principal Stockholder, Owns a Significant Portion of Our Common Stock and Will Be Able to Exercise Significant Influence Over Our Affairs

        William J. Pearse, our Chairman, beneficially owns approximately 12.3% of our outstanding common stock. In addition, our directors and executive officers as a group (including Mr. Pearse) beneficially own approximately 15.8% of our common stock. As a result of this share ownership, our management, and in particular Mr. Pearse, will be able to exert significant influence on corporate actions requiring stockholder approval, including the election of directors. This share ownership could delay or prevent a change in control. It could also prevent our stockholders from realizing a premium over the market price for our common stock or making a change in management.

Future Sales of Our Common Stock May Cause Our Stock Price to Decline

        All of our outstanding shares of common stock, other than shares owned by affiliates, are freely tradable without restriction or further registration. Affiliates must comply with the volume and other requirements of Rule 144 in the sale of their shares. Sales of substantial amounts of common stock by our stockholders, including shares issued upon the exercise of outstanding options, or even the potential for such sales, may have a depressive effect on the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

We May Issue Additional Shares and Dilute Your Ownership Percentage

        Some events over which you have no control could result in the issuance of additional shares of our common stock, which would dilute the ownership percentage of holders of our common stock. We may issue additional shares of common stock or shares of preferred stock to raise additional capital or finance acquisitions. We may issue shares of common stock to employees as restricted shares or upon the exercise or conversion of outstanding options. The rights of holders of common stock may be adversely affected by the rights of holders of any preferred stock that may be issued in the future that would be senior to the rights of the holders of the common stock.

ITEM 2:    Properties

Properties

        We operate 58 stores in 13 states. Each store, other than the store located in Thornton, Colorado, is leased. We currently plan to open seven stores in fiscal 2004, all of which are planned as large format stores. We have signed leases for all these store locations. The following table sets forth data regarding our store locations and the seven new store sites for which we have signed leases.

Current Store Locations	Year Originally Opened	Latest Year Remodeled or Relocated	Approximate Total Square Feet	Approximate Retail Selling Square Feet	Lease Expiration Date Primary/with Options
ARIZONA:
Chandler, AZ	2000	—	33,500	20,500	2015/2030
Chandler, AZ	2001	—	32,200	20,400	2016/2031
Glendale, AZ	2000	—	34,800	20,800	2015/2030
Glendale, AZ	2001	—	34,200	20,700	2016/2031
Mesa, AZ	2001	—	33,900	20,600	2016/2031
Phoenix, AZ	2000	—	33,800	21,500	2015/2025
Phoenix, AZ	2000	—	29,400	18,600	2015/2030
Scottsdale, AZ	2001	—	34,300	21,000	2017/2032
COLORADO:
Arvada, CO	1968	1991	14,500	9,100	2001/2006
Boulder, CO	1985	1996	34,700	21,300	2017/2047
Colorado Springs, CO	1989	—	14,900	8,700	2005/2005
Colorado Springs, CO	2000	—	34,800	20,400	2016/2026
Denver, CO	1976	1994	31,600	15,500	2004/2009
Englewood, CO	1983	1997	41,300	24,100	2017/2027
Fort Collins, CO	1990	2002	24,100	9,600	2005/2005
Lakewood, CO	1997	—	40,400	24,000	2013/2028
Littleton, CO	1984	1996	38,000	23,500	2017/2027
Littleton, CO	1986	1998	16,600	9,800	2004/2007
Thornton, CO	1985	1996	40,300	25,200	—
IDAHO:
Boise, ID	1995	—	37,800	20,100	2010/2025
IOWA:
Cedar Rapids, IA	1995	1997	17,700	10,400	2015/2035
Davenport, IA	1999	—	38,600	22,600	2014/2029
Des Moines, IA	1994	1997	20,700	12,600	2009/2019

KANSAS:
Lenexa, KS(1)	2003	—	32,200	18,000	2019/2039
Wichita, KS(1)	2003	—	29,500	20,100	2019/2039
MINNESOTA:
Brooklyn Center, MN	1980	1997	15,000	9,100	2008/2023
Burnsville, MN	1979	1999	17,300	10,500	2007/2017
Edina, MN	1974	1997	31,800	16,900	2015/2025
Maple Grove, MN(1)	2003	—	31,000	17,700	2019/2039
Minnetonka, MN(2)	1977	1997	15,000	9,300	2008/2023
Rochester, MN(3)	1986	2003	23,800	14,700	2018/2033
Roseville, MN	1977	1997	21,400	11,200	2015/2035
St. Cloud, MN	1987	—	10,000	7,000	2003/2003
Woodbury, MN	1989	2000	35,600	20,900	2020/2032
MISSOURI/ILLINOIS:
Ballwin, MO	2001	—	33,500	20,500	2017/2032
Brentwood, MO	2001	—	32,500	21,000	2016/2036
Bridgeton, MO	2001	—	32,000	20,500	2017/2037
Fairview Heights, IL	2002	—	32,000	17,900	2018/2028
Fenton, MO	2001	—	32,300	25,300	2016/2036
Independence, MO(1)	2003	—	32,500	19,000	2019/2039
Kansas City, MO(1)	2003	—	31,000	18,200	2019/2034
Mid Rivers, MO	2002	—	34,200	21,000	2017/2032
NEVADA:
Las Vegas, NV(2)	1995	—	31,500	18,200	2015/2035
Las Vegas, NV(2)	1994	—	37,300	18,300	2014/2024
NEW MEXICO:
Albuquerque, NM	1994	—	37,100	17,800	2004/2014
OKLAHOMA:
Oklahoma City, OK	2001	—	33,500	21,200	2016/2036
Oklahoma City, OK	2001	—	37,300	20,500	2016/2036
Tulsa, OK(3)	1995	—	50,500	31,600	2011/2026
SOUTH DAKOTA:
Sioux Falls, SD	1986	1999	25,300	10,400	2010/2015
TEXAS:
Austin, TX(1)	2003	—	31,000	18,100	2019/2039
Austin, TX(1)	2003	—	31,000	18,000	2019/2034
Cedar Hill, TX	2002	—	32,200	17,700	2018/2033
Dallas, TX	2002	—	31,400	23,700	2018/2038
Fort Worth, TX	2002	—	32,900	18,400	2018/2033
Frisco, TX	2002	—	31,900	17,800	2018/2038
Hurst, TX	2002	—	30,800	20,400	2018/2038
Lewisville, TX	2002	—	31,000	20,700	2018/2038
Mesquite, TX	2002	—	31,700	17,700	2018/2038
Plano, TX	2002	—	33,500	24,300	2018/2038

Southlake, TX	2002	—	31,000	19,500	2018/2038
South Arlington, TX	2002	—	33,200	21,300	2018/2038
UTAH:
Layton, UT	1995	—	34,400	19,000	2010/2025
Murray, UT	1994	—	32,200	18,200	2009/2024
Orem, UT	1993	—	32,900	17,100	2005/2010
Salt Lake City, UT	1993	—	33,400	19,200	2005/2013

(1)
Expected to open in 2003.
(2)
Expected to be remodeled in 2003.
(3)
Relocated in March 2003.

        Our main warehouse and distribution center, business office and service center are located in one facility in Thornton, Colorado. In addition to the retail store in this facility noted in the table above, this facility is comprised of 226,000 square feet of warehouse space, 51,000 square feet of office space, 15,000 square feet devoted to a service department and 7,000 square feet for a training and employee facility. We lease a 40,000 square foot facility in Denver, Colorado to provide additional warehouse space. We lease an 85,000 square foot facility in Dallas, Texas and a 46,000 square foot facility in Minneapolis, Minnesota, each of which we use for a training center, office space, a service center and warehouse space for our delivery department. We lease a 26,000 square foot facility in Phoenix, Arizona that we use for a service center and warehouse space for our delivery department. We also lease a 22,000 square foot facility in St. Louis, Missouri that we use for the same purposes. In smaller markets, these areas are typically made part of a centrally located store.

ITEM 3:    Legal Proceedings

        On April 7, 2003, a complaint captioned Howard Fisher v. J. Edward McEntire, et al. was filed against the Company and three of its officers and directors in the United States District Court for the District of Colorado. The complaint is a purported class action lawsuit on behalf of purchasers of our common stock during the period between March 13, 2002 and August 8, 2002. The complaint claims damages for alleged violations of Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under the 1934 act. The Company believes the complaint is without merit and intends to defend the matter vigorously.

        We are involved in other litigation arising from the ordinary course of business. Our management intends to vigorously defend these claims and believes that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4:    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2003.

PART II

ITEM 5:    Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock is listed on the Nasdaq Stock Marketsm under the symbol "ULTE". As of April 30, 2003, there were 1,067 registered holders of our common stock.

        The range of high and low closing prices for our common stock as quoted on the Nasdaq Stock Marketsm for the past two fiscal years is provided below.

	High	Low
Fiscal 2002
First Quarter	$30.50	$23.38
Second Quarter	33.05	20.66
Third Quarter	29.13	16.52
Fourth Quarter	31.57	18.45
Fiscal 2003
First Quarter	$29.85	$23.45
Second Quarter	31.95	13.60
Third Quarter	14.25	9.00
Fourth Quarter	20.11	8.09

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

	Fiscal Year Ended January 31,
	1999(1)	2000	2001	2002	2003
	(in thousands, except per share and selected operating data)
Income Statement Data:
Sales	$328,907	$384,983	$484,408	$580,223	$704,427
Cost of goods sold(3)	233,413	269,496	332,074	400,126	473,930

Gross profit	95,494	115,487	152,334	180,097	230,497
Selling, general and administrative expenses(3)	88,104	99,922	128,414	160,495	220,139

Income from operations	7,390	15,565	23,920	19,602	10,358
Interest income	—	(397)	(354)	(12)	(125)
Interest expense	3,957	2,484	498	333	333

Net interest expense	3,957	2,087	144	321	208
Income before taxes, extraordinary item and cumulative effect of change in accounting principle	3,433	13,478	23,776	19,281	10,150
Income tax expense	1,273	5,051	8,915	7,328	3,857

Income before extraordinary item and cumulative effect of change in accounting principle(3)	2,160	8,427	14,861	11,953	6,293
Extraordinary loss on early extinguishment of debt, net of taxes(2)	—	—	254	—	—
Cumulative effect of change in accounting principle, net of taxes(3)	—	—	—	—	1,587

Net income	$2,160	$8,427	$14,607	$11,953	$4,706

Earnings per share before extraordinary item and cumulative effect of change in accounting principle—basic	$.27	$.95	$1.38	$1.08	$0.46
Earnings per share before extraordinary item and cumulative effect of change in accounting principle—diluted	$.26	$.88	$1.30	$1.04	$0.45
Earnings per share—basic	$.27	$.95	$1.35	$1.08	$0.34
Earnings per share—diluted	$.26	$.88	$1.28	$1.04	$0.34
Weighted average shares outstanding—basic	8,150	8,858	10,792	11,041	13,671
Weighted average shares outstanding—diluted	8,317	9,553	11,421	11,483	13,921
Selected Operating Data:
Number of stores open at end of period	30	31	36	46	58
Average square footage per store at end of period	25,625	26,811	28,659	30,009	30,750
Average sales per store open during the entire period(4)	$10,419,000	$12,243,000	$13,754,000	$13,647,000	$13,134,000
Sales growth	10%	17%	26%	20%	21%
Comparable store sales growth(5)	2%	16%	13%	(2)%	(2)%
Gross profit margin	29.0%	30.0%	31.4%	31.0%	32.7%
Balance Sheet Data:
Working capital	$25,205	$50,926	$42,326	$50,815	$81,789
Total assets	122,304	160,029	174,020	231,471	294,599
Long-term debt, net of current portions	26,518	11,718	—	35,222	8,320
Capital lease obligations, net of current portions	1,841	1,760	1,659	1,546	1,420
Stockholders' equity	43,528	88,872	105,970	121,851	213,667

(1)
All selected financial data for fiscal 1999 has been restated to give retroactive effect for a change in accounting for extended warranty contracts. Effective as of the beginning of our fiscal quarter ended

  January 31, 2000, we changed our accounting policy with respect to the recognition of revenues from the sale of obligor contracts as a result of a November 1999 clarification made by the Securities and Exchange Commission related to the interpretation of FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." For contracts entered into prior to February 1, 2000, we recognize revenues over the term of the extended warranty contract. Previously, we recognized all extended warranty contract revenues on a gross basis at the time of sale. Effective February 1, 2000, all contracts sold have been structured as non-obligor contracts, with revenues recognized on a net basis at time of the sale.

(2)
We recognized an extraordinary loss as a result of the redemption of public bonds on March 31, 2000.

(3)
We changed our accounting principle with respect to recording cooperative advertising allowances effective retroactively as of the beginning of fiscal 2003. As a result, we recorded a non-cash charge of $1.6 million, net of income tax, in the first quarter of fiscal 2003 for the cumulative effect of the change in accounting principle on fiscal years prior to fiscal 2003. This adoption resulted in the reclassification of $14.8 million of cooperative advertising payments earned in fiscal 2003 from selling, general and administrative expense to cost of sales. The fiscal 2003 impact on income before cumulative effect of change in accounting principle was $0.4 million, net of tax.

(4)
Excludes direct sales from our specialty markets division and distribution center.

(5)
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

ITEM 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We opened our first store in 1968. We grew to nine stores in Colorado by fiscal 1994 and then adopted an expansion strategy to enter new markets in the Rocky Mountain, Midwest and Southwest regions. By the end of fiscal 1997, we had grown to 18 stores. In June 1997, we acquired Audio King Corporation, a consumer electronics specialty retailer with 11 retail stores in Minnesota, Iowa and South Dakota. We then opened one store in fiscal 1998, one store in fiscal 2000, five stores in fiscal 2001, ten stores in fiscal 2002 and 12 stores in fiscal 2003. We currently operate 58 stores in 13 states.

        We plan to open seven stores in fiscal 2004. We have signed leases for all of these store locations. Our investment cost for large format stores opened in the last two fiscal years has been approximately $3.4 million per store, including leasehold improvements, fixtures and equipment, inventory (net of payables) and preopening expenses. Our large format stores have typically been profitable on a store operating basis within their first 12 months of operation and, on average, return our investment in three years or less. The timing of our new store openings and relocations will significantly impact our results of operations and financial condition in future periods.

Critical Accounting Policies

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that, of the significant accounting policies described in Note 1 to the consolidated financial statements, the following involve a higher degree of judgment and complexity, and are therefore considered critical.

  Revenue Recognition

        Revenue is recognized at the time the customer takes possession of the merchandise or such merchandise is delivered to the customer. We recognize revenues from services, such as home and mobile installation, home delivery and setup, and repair services, at the time the service is provided. Sales, which includes net warranty revenue, consists of gross sales less discounts, rebates, price guarantees, returns and allowances.

        We sell consumer electronics and home entertainment products. Along with the sale of this merchandise, we offer and sell installation services and/or warranties, which can be purchased separately by the customer. Revenues from non-merchandise components represent approximately 6% of our total sales.

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

  Advertising Costs and Cooperative Revenue (Change in Accounting Principle)

        In accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs," all advertising costs are deferred until the first time the advertising takes place. We reduce advertising expense with cooperative advertising from our vendors. Cooperative advertising payments vary with individual programs and with individual vendors.

        In November 2002 and subsequently clarified in March 2003, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, "Accounting by Customer (including a Reseller) for Certain Consideration Received from a Vendor" (EITF 02-16). EITF 02-16 addresses two specific issues related to the classification of consideration received from a vendor (cooperative advertising payment) by us in our income statement. Issue 1 of EITF 02-16 addresses the circumstances under which cash consideration received from a vendor by us should be considered (a) an adjustment of the prices of the vendor's products or services and, therefore, characterized as a reduction of cost of sales when recognized in our income statement, (b) an adjustment to a cost incurred by us and, therefore, characterized as a reduction of that cost when recognized in our income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in our income statement. Issue 1 of EITF 02-16 is effective for new arrangements or modification of existing arrangements entered into after December 31, 2002 although early adoption is permitted. Issue 2 of EITF 02-16 discusses when we should recognize the rebate and how we should measure the amount of the offer when a vendor offers us a rebate or refund of a specified amount of cash consideration that is payable only if we complete a specified cumulative level of purchases or remain a customer for a specified time period. Issue 2 of EITF 02-16 is effective for arrangements entered after November 21, 2002.

        We elected to adopt early, effective February 1, 2002, the provisions of EITF 02-16 in the preparation of this Annual Report on Form 10-K. Accordingly, in fiscal 2003, we recorded a cumulative effect of change in accounting principle of $2.6 million, $1.6 million net of income tax, for the impact of this adoption related to prior fiscal years. As of January 31, 2003, $3.3 million of our cooperative advertising allowances has been deferred into inventory and will be recognized as inventory is sold. This adoption has also resulted in the reclassification of $14.8 million in cooperative advertising payments earned in fiscal 2003 from selling, general and administrative expense to cost of sales retroactively as of the beginning of fiscal 2003. The fiscal 2003 impact of adoption on income before cumulative effect of change in accounting principle was $0.4 million, net of income tax.

        Gross advertising expense charged to operations was $60.2 million, $48.9 million and $39.6 million for fiscal years 2003, 2002 and 2001, respectively. Cooperative advertising rebates, netted against gross advertising expense, were $35.5 million, $39.9 million and $33.2 million for fiscal years 2003, 2002 and 2001, respectively.

  Inventories

        We state merchandise inventories at the lower of cost (weighted average cost) or market. Physical inventory counts are performed by us on a regular basis at all stores and warehouse locations to ensure amounts recorded in the consolidated financial statements are properly stated. Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand because a product may either be discontinued or become technologically outdated earlier than anticipated. Inventories are presented net of an allowance for obsolescence of $1.2 million and $2.1 million at January 31, 2002 and 2003, respectively.

  Long-Lived Assets

        Long-lived assets including property and equipment, capitalized management information system costs and goodwill are reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. We are required to perform an annual impairment test of goodwill in accordance with Statement of Financial Accounting Standard Statement No. 142, "Goodwill and Intangibles." Additionally, Statement of Financial Accounting Standards Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), addresses impairment with respect to our property and equipment and capitalized management information system assets. Under SFAS 144, we are required to recognize an impairment loss when estimated future undiscounted cash flows expected to result from the use of these assets and their value upon disposal are less than their carrying amount. As of and for the year ended January 31, 2003, we did not recognize any impairment of our long-lived assets as a result of these standards.

Results of Operations

        The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to sales:

	Percentage of Sales for the Years Ended January 31,
	2003	2002	2001
Sales	100.0%	100.0%	100.0%
Cost of goods sold	67.3	69.0	68.6

Gross profit	32.7	31.0	31.4
Selling, general and administrative expenses	31.2	27.6	26.5

Income from operations	1.5	3.4	4.9
Net interest expense	—	0.1	—

Income before taxes, extraordinary item and cumulative effect of change in accounting principle	1.5	3.3	4.9
Income tax expense	0.6	1.2	1.8

Income before extraordinary item and cumulative effect of change in accounting principle	0.9	2.1	3.1
Extraordinary loss on early extinguishment of debt, net of taxes	—	—	0.1
Cumulative effect of change in accounting principle, net of taxes	0.2	—	—

Net income	0.7%	2.1%	3.0%

Fiscal 2003 Compared to Fiscal 2002

        Sales.    For the year ended January 31, 2003, sales were $704.4 million, a 21% increase from sales of $580.2 million for the prior year. The increase in sales during fiscal 2003 was primarily due to sales from the 12 new stores opened during the year and the full year sales for the 10 stores that opened in fiscal 2002. This increase was partially offset by a decrease in comparable store sales of 2% for the year due to the poor general market conditions in the markets we serve and the aggressive promotional environment for consumer electronics retailers. Comparable store sales include sales for stores open at least 13 months and exclude (i) sales for stores recently relocated and expanded until 13 months after completion and (ii) sales for stores in new markets until 13 months after 75% of the initial number of stores planned for the market have opened. Revenues from extended warranty contracts entered into prior to February 1, 2000 recognized during fiscal 2003 were approximately $2,889,000 compared to approximately $4,141,000 for fiscal 2002 and will be recognized in decreasing amounts through fiscal 2005.

        Gross Profit.    Costs of goods sold includes merchandise costs, buying costs and warehousing and distribution costs less vendor purchase discounts and volume rebates. Gross profit in fiscal 2003 increased 28% to $230.5 million (32.7% of sales) from $180.1 million (31.0% of sales) in fiscal 2002. The increase in gross profit as a percentage of sales was due to a reclassification of $14.2 million, or 2.0% of sales, of fiscal 2003 cooperative advertising allowances from selling, general and administrative expense in connection with our change in accounting principle related to the adoption of EITF 02-16. This reclass was partially offset by reduced amortization of warranties sold prior to February 1, 2000 (approximately 30 basis points). The continued shift in merchandise mix to lower margin categories also negatively impacted gross margins.

        Over the last three years, we have experienced a continued shift in our merchandise mix from higher margin products such as audio and mobile electronics to lower margin products such as television and DVD. For example, sales of audio products have decreased from 22% of total sales during fiscal 2001 to 19% of total sales in fiscal 2003, while sales of televisions and DBS products have increased from 33% of total sales during fiscal 2001 to 41% of total sales in fiscal 2003. This shift in merchandise mix has negatively impacted our gross profit margins. At the same time, our gross margins in most product categories have increased, which has partially offset the decrease in our gross profit margins due to the shift in merchandise mix.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses include net advertising costs, occupancy costs, payroll, depreciation, computer costs, credit card and check processing fees, third party financing fees and all other expenses necessary to operate our business. Selling, general and administrative expenses in fiscal 2003 increased 37% to $220.1 million (31.2% of sales) from $160.5 million (27.6% of sales) in fiscal 2002. The increase in selling, general and administrative expenses as a percentage of sales was partially due to a reclassification of $14.8 million, or 2.1% of sales, of fiscal 2003 cooperative advertising allowances to cost of sales in connection with our change in accounting principle. Selling, general and administrative expenses as a percentage of sales were also impacted by the decrease in comparable store sales as well as the expenses associated with 12 new stores opened during the year and the full year contribution of the ten new stores opened in fiscal 2002. For the year, rent increased approximately 40 basis points, fees from interest-free promotions increased approximately 30 basis points and payroll increased by approximately 30 basis points. Other expenses (such as insurance costs, preopening expenses and other fixed expenses) represented the remaining approximately 50 basis points of the increase in selling, general and administrative expenses as a percentage of sales.

        Income from Operations.    As a result of the foregoing, income from operations decreased 47% to $10.4 million (1.5% of sales) from $19.6 million (3.4% of sales) in fiscal 2002.

        Interest Income.    Interest income for fiscal 2003 increased to $125,000 from $12,000 in fiscal 2002. We generated significant interest income in fiscal 2003 from the investments of the proceeds from our public offering of common stock completed in May 2002.

        Interest Expense.    Interest expense was $333,000 in both fiscal 2003 and fiscal 2002.

        Income Taxes.    Our effective tax rate of 38% in fiscal 2003 was the same as the prior year.

        Cumulative Effect of Change in Accounting Principle.    We changed our accounting principle with respect to recording cooperative advertising allowances effective retroactively as of the beginning of fiscal 2003. As a result, we recorded a non-cash charge of $1.6 million, net of income tax, in the first quarter of fiscal 2003 for the cumulative effect of the change in accounting principle on fiscal years prior to fiscal 2003.

        Net Income.    Net income for fiscal 2003 was $4.7 million compared to $12.0 million for the prior year, for the reasons described above. The net income from extended warranty contracts entered into prior to February 1, 2000, was $967,000 in fiscal 2003 compared to $1,394,000 in fiscal 2002 and is expected to be approximately $565,000 in fiscal 2004 and $229,000 in fiscal 2005.

Fiscal 2002 Compared to Fiscal 2001

        Sales.    For the year ended January 31, 2002, sales were $580.2 million, a 20% increase from sales of $484.4 million for the prior year. The increase in sales during fiscal 2002 was primarily due to sales from the 10 new stores opened during the year and the full year contribution of the six new stores opened in fiscal 2001. In the first three quarters of fiscal 2002, we experienced negative single digit comparable store sales, a trend that was further aggravated by the terrorist attacks on September 11, 2001. We generated a 2% comparable store sales growth in the fourth quarter due to improved consumer confidence and increased demand for digital products.

        Gross Profit.    Gross profit in fiscal 2002 increased 18% to $180.1 million (31.0% of sales) from $152.3 million (31.4% of sales) in fiscal 2001. Gross profit as a percentage of sales decreased approximately 40 basis points. This decrease was due to higher than expected inventory shrinkage in the fourth quarter (a decrease in gross profit of approximately 30 basis points) and reduced amortization of warranties sold prior to February 1, 2000 (a decrease in gross profit of approximately 45 basis points). This decrease was partially offset by higher margins in most product categories (an increase in gross profit of approximately 35 basis points). The continued shift in merchandise mix to lower margin categories also negatively impacted gross margins.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in fiscal 2002 increased 25% to $160.5 million (27.6% of sales) from $128.4 million (26.5% of sales) in fiscal 2001. The increase in selling, general and administrative expenses as a percentage of sales was primarily the result of increased occupancy costs for new stores (an increase in selling, general and administrative expenses of approximately 60 basis points) and lower than planned comparable store sales growth for the year (an increase in selling, general and administrative expenses of approximately 60 basis points).

        Income from Operations.    As a result of the foregoing, income from operations decreased 18% to $19.6 million (3.4% of sales) from $23.9 million (4.9% of sales) in fiscal 2001.

        Interest Income.    Interest income for fiscal 2002 decreased to $12,000 from $354,000 in fiscal 2001. We generated significant interest income in fiscal 2001 from the investment of the proceeds of our public offering of common stock completed in October 1999. During fiscal 2002, such investments were liquidated to finance our expansion.

        Interest Expense.    Interest expense for fiscal 2002 increased to $333,000 from $498,000 in fiscal 2001. We incurred $220,000 of interest expense for the first two months of fiscal 2001 related to public bonds we sold in March 1995. We redeemed these bonds on March 31, 2001 (the earliest redemption date allowable under the terms of the bonds) with the proceeds from the October 1999 public offering.

        Income Taxes.    Our effective tax rate was 38.0% in fiscal 2002 compared to 37.5% in fiscal 2001 primarily due to the state tax impact of new markets.

        Net Income.    Net income for fiscal 2002 was $12.0 million compared to $14.6 million for the prior year, for the reasons described above. Net income from extended warranty contracts entered into prior to February 1, 2000, was approximately $1,394,000 in fiscal 2002 and $1,916,000 in fiscal 2001.

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

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
	(in thousands, except per share data and operating data)
Fiscal 2003
As restated(1):
Sales	$142,173	$142,022	$177,778	$242,454
Gross profit	46,674	48,074	60,488	75,261
Preopening expenses	147	1,861	1,894	694
Income (loss) from operations	2,202	(1,535)	696	8,995
Income (loss) before cumulative effect of change in accounting principle	1,246	(929)	422	5,554
Net income (loss)	(341)	(929)	422	5,554
Earnings (loss) per share before cumulative effect of change in accounting principle—basic	.11	(.07)	.03	.38
Earnings (loss) per share before cumulative effect of change in accounting principle—diluted	.11	(.07)	.03	.38
Earnings (loss) per share—basic	(.03)	(.07)	.03	.38
Earnings (loss) per share—diluted	(.03)	(.07)	.03	.38
New stores opened	—	1	10	1
Comparable store sales	2%	1%	1%	(8)%
As previously reported:
Sales	$142,173	$142,022	$177,778	$242,454
Gross profit	43,814	45,239	56,961	70,273
Income from operations	2,937	1,337	2,758	4,021
Net income	1,701	853	1,701	2,469
Earnings per share—basic	.15	.06	.12	.17
Earnings per share—diluted	.15	.06	.12	.17
Fiscal 2002
Sales	$115,132	$117,607	$132,803	$214,681
Gross profit	35,570	38,449	42,238	63,840
Preopening expenses	172	911	1,243	1,043
Income from operations	2,842	2,932	2,795	11,033
Net income	1,698	1,798	1,680	6,777
Earnings per share—basic	.16	.16	.15	.61
Earnings per share—diluted	.15	.16	.15	.59
New stores opened	1	3	1	5
Comparable store sales	0%	(5)%	(6)%	2%

(1)
As more fully described in Note 2 of Notes to Consolidated Financial Statements, the Company changed its accounting principle with respect to recording cooperative advertising allowances effective retroactively as of the beginning of fiscal 2003. As a result, the Company recorded a non-cash charge of $2.6 million, $1.6 million net of income tax, in the first quarter of fiscal 2003 for the cumulative effect of the change in accounting principle on fiscal years prior to fiscal 2003. This adoption also resulted in the reclassification of $14.8 million in cooperative advertising payments earned in fiscal 2003 from selling, general and administrative expense to cost of sales retroactively as of the beginning of fiscal 2003. The fiscal 2003 impact of adoption on income before cumulative effect of change in accounting principle was $0.4 million, net of income tax. Quarterly results for fiscal 2003 have been restated to reflect the Company's new accounting principle for cooperative advertising allowances.

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

  •
  the availability of new products;

  •
  general conditions in the economy and the financial markets;

  •
  terrorist acts and acts of war;

  •
  actions by our competitors, including grand opening and store closing sales by competitors; and

  •
  timing of receipt of cooperative advertising payments from vendors.

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

        Net cash used in operating activities equaled $12.3 million for fiscal 2003 compared to net cash provided by operating activities of $15.3 million for fiscal 2002, primarily due to higher inventory and accounts receivable balances in fiscal 2003.

        Net cash used in investing activities was $47.8 million for fiscal 2003, primarily for capital expenditures for new store openings and continued implementation of our new management information system. The increase in projected capital expenditures for fiscal 2003 from our original estimate of $40 million is primarily due to additional costs associated with our management information system and the opening of our twelfth store during fiscal 2003. For fiscal 2002, net cash used in investing activities was $47.3 million, primarily for new store openings, the installation of warehouse management software, the reconfiguration and expansion of our warehouse and distribution center and the implementation of our new management information system. This amount is net of proceeds we received from a sale leaseback arrangement on a new store in Colorado Springs, Colorado.

        We expect total capital expenditures to be between $35 and $40 million in fiscal 2004, primarily for new store openings, several remodels of our existing stores and completion of the implementation of our new management information system. We currently plan to open seven new stores and to remodel our two Las Vegas stores in addition to the relocation of our Rochester, Minnesota store in March 2003. We have signed leases for all of the new store locations. The cost of new stores is anticipated to average approximately $3.4 million per store during fiscal 2004, which amount includes leasehold improvements, fixtures and equipment, inventory (net of payables) and preopening expenses. Leasehold improvements, fixtures and equipment are expected to average approximately $2.2 million per store, depending on tenant allowances. The inventory requirement for each new store is expected to average approximately $1.6 million, approximately $750,000 of which will be financed through trade credits from our vendors. Preopening expenses for new stores are expected to average approximately $350,000, and include costs for advertising prior to opening and recruitment and training of new employees. If we relocate existing stores, preopening costs are expected to average $150,000 and will be higher if we are required to terminate existing store leases prior to their maturity. Total capital expenditures for fiscal 2004 also include capital expenditures of approximately $4 million anticipated to complete the implementation of our new management information system. Through January 31, 2003, we had expended approximately $18.9 million on our new management information system.

        Net cash provided by financing activities totaled $60.1 million during fiscal 2003 compared to net cash provided by financing activities of $31.7 million during fiscal 2002. Net cash provided by financing activities for fiscal 2003 was primarily the result of the net proceeds we received from our May 6, 2002 offering, partially offset by net repayments of our revolving line of credit. Net cash provided by financing activities for the prior year was primarily related to net borrowings on our revolving line of credit.

        We currently have an $80 million credit agreement with Wells Fargo Finance, LLC, which expires in September 2004. Borrowings under this revolving line of credit are limited to the lesser of (i) $80 million or (ii) 75% of eligible inventory plus the lesser of 75% of eligible accounts receivable and $2.5 million. Amounts borrowed bear interest, payable monthly, based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. Our weighted average interest rate was 3.9% at January 31, 2003. Inventories, bank accounts, accounts receivable, equipment, intangibles, negotiable instruments, investment property, intellectual property and equity interests in our subsidiaries secure the borrowings. The facility includes negative covenants that place restrictions on our ability to incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase our capital stock, issue guarantees, sell or otherwise dispose of assets and engage in transactions with affiliates without the written consent of the bank. The facility also contains covenants regarding our gross margins, inventory levels, tangible net worth and capital expenditures. We were in compliance with all loan covenants as of January 31, 2003. As of January 31, 2003, we had a borrowing base of $80 million, of which approximately $8.3 million was outstanding. On May 6, 2002, we completed a public offering for the sale of 3,162,500 shares of our common stock at an offering price of $28.50 per share. We received proceeds of approximately $84.8 million net of all offering costs. We used a portion of the proceeds from our offering to pay down our revolving line of credit, in full, on May 6, 2002.

        Our return on assets (ROA) ratio and return on equity (ROE) ratio for fiscal 2003 decreased at a greater percentage than the percentage decrease in net income in fiscal 2003, primarily because our comparable store sales were a negative 2%. The decrease in comparable store sales reduced our ability to leverage our expected increases in sales against our fixed costs, directly impacting our net income. In addition, our ROA ratio was negatively affected by (i) our addition of 12 new stores during fiscal 2003 and 10 new stores during fiscal 2002 (as new stores generate a marginal return on investment during the first few years of operation) and (ii) our significant investment in the development of our new management information system, which system has not yet been implemented. If comparable store sales continue to be negative for a prolonged period, the decrease in our ROA and ROE ratios will continue at a greater rate than the decrease in our net income.

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

        The following table reflects our contractual obligations and other commercial commitments as of January 31, 2003:

Contractual Obligations

	Payments Due by Period
	Less than 1 year	Years 2 & 3	Years 4 & 5	Over 5 years	Total
	(in thousands)
Capital lease obligations	$346	$591	$408	$1,629	$2,974
Operating leases	23,274	50,173	50,125	227,283	350,855
Purchase commitments	2,820	—	—	—	2,820
Construction commitments	2,750	—	—	—	2,750

	$29,190	$50,764	$50,533	$228,912	$359,399

Other Commercial Commitments

	Amount of Commitment Expiration by Period
	Less than 1 year	Years 2 & 3	Years 4 & 5	Over 5 years	Total
	(in thousands)
Revolving line of credit(1)	—	$8,320	—	—	$8,320

	—	$8,320	—	—	$8,320

(1)
The principal balance outstanding under our revolving line of credit was approximately $8.3 million as of January 31, 2003. All amounts outstanding under our revolving line of credit will need to be repaid on September 30, 2004, unless our line of credit is renewed.

Impact of Inflation

        We believe that inflation has not had a significant effect on results of operations during the last few years. We cannot predict whether inflation will have an impact on our results of operations in the future.

Recently Issued Accounting Standards

Business Combinations (SFAS 141)

        In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires companies to reflect intangible assets apart from goodwill and requires all business combinations subsequent to July 1, 2001 to be accounted for using the purchase method of accounting. The adoption of SFAS 141 had no impact on our consolidated financial position, result of operations or cash flows.

Goodwill and Intangible Assets (SFAS 142)

        In July 2001, the FASB issued Statement No. 142, "Goodwill and Intangible Assets" ("SFAS 142"), which we adopted on February 1, 2002. SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires us to perform an annual impairment test on all goodwill and indefinite lived intangible assets. We completed our annual goodwill impairment test required by SFAS 142 and did not identify any impairments.

Accounting for Asset Retirement Obligations (SFAS 143)

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal periods beginning after June 15, 2002. We will adopt SFAS 143 in our fiscal 2004 financial statements. The adoption of SFAS 143 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144)

        In August 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which we adopted on February 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations" ("APB 30") for a disposal of a segment of a business. The adoption of SFAS 144 had no impact on our consolidated financial position, results of operations, or cash flows.

Rescission of Statements 4, 44 and 62 (SFAS 145)

        In April 2002, the FASB issued Statement 145, "Rescission of Statements 4, 44 and 62" ("SFAS 145"). SFAS 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt, "Statement 44, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements, "and Statement 62, "Accounting for Intangible Assets of Motor Carriers". SFAS 145 requires gains and losses on extinguishment of debt to be classified as either extraordinary items or in continuing operations in accordance with the provisions of APB 30. Further, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented, that does not meet the criteria in APB 30 for extraordinary item classification, is required to be reclassified to continuing operations. SFAS 145 also amends Statement 13, "Accounting for Leases" to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for our January 31, 2004 consolidated financial statements. We currently believe the adoption of SFAS 145 will require the $254,000 loss on extinguishment of debt recorded on the January 31, 2001 consolidated financial statement of income to be reclassified from an extraordinary item to continuing operations.

Accounting for Costs Associated With Exit or Disposal Activities (SFAS 146)

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date we commit to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148)

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148), which amends SFAS 123 to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 25, "Interim Financial Reporting," to require disclosure in the significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income in annual and interim financial statements. The Company has implemented all required disclosures of SFAS 148 in the accompanying consolidated financial statements.

Accounting for Certain Sales Incentives (EITF 00-14)

        Effective in the second quarter of fiscal 2003, we adopted EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," which provides that sales incentives such as mail-in rebates offered to customers should be classified as a reduction of revenue. The impact of the adoption was to reduce consolidated sales by approximately $4.3 million during fiscal 2003. Previously, these rebates were recorded in cost of goods sold and were immaterial.

Accounting by Customer (including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16)

        In November 2002 and subsequently clarified in March 2003, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, "Accounting by Customer (including a Reseller) for Certain Consideration Received from a Vendor" (EITF 02-16). EITF 02-16 addresses two specific issues related to the classification of consideration received from a vendor (cooperative advertising payment) by us in our income statement. Issue 1 of EITF 02-16 addresses the circumstances under which cash consideration received from a vendor by us should be considered (a) an adjustment of the prices of the vendor's products or services and, therefore, characterized as a reduction of cost of sales when recognized in our income statement, (b) an adjustment to a cost incurred by us and, therefore, characterized as a reduction of that cost when recognized in our income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in our income statement. Issue 1 of EITF 02-16 is effective for new arrangements or modifications of existing arrangements entered into after December 31, 2002 although early adoption is permitted. Issue

2 of EITF 02-16 discusses when we should recognize the rebate and how we should measure the amount of the offer when a vendor offers us a rebate or refund of a specified amount of cash consideration that is payable only if we complete a specified cumulative level of purchases or remain a customer for a specified time period. Issue 2 of EITF 02-16 is effective for arrangements entered after November 21, 2002.

        We elected to adopt early, effective February 1, 2002, the provisions of EITF 02-16 in the preparation of this Annual Report on Form 10-K. Accordingly, in fiscal 2003, we recorded a cumulative effect of change in accounting principle of $2.6 million, $1.6 million net of income tax, for the impact of this adoption related to prior fiscal years. As of January 31, 2003, $3.3 million of our cooperative advertising allowances has been deferred into inventory and will be recognized as inventory is sold. This adoption also resulted in the reclassification of $14.8 million in cooperative advertising payments earned in fiscal 2003 from selling, general and administrative expense to cost of sales retroactively as of the beginning of fiscal 2003. The fiscal 2003 impact of adoption on income before cumulative effect of change in accounting principle was $0.4 million, net of income tax.

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

  •
  our ability to capitalize on the growing demand for consumer electronics products;

  •
  timing of the renaming of our Audio King stores;

  •
  the impact of the adoption of new accounting standards;

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

        Cash and Cash Equivalents.    As of January 31, 2003, we had $2.7 million in cash and cash equivalents, which was not restricted and in various non-interest bearing accounts. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Outstanding Debt of the Company.    We are exposed to market risk due to changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes. We have an $80 million revolving line of credit. Amounts borrowed under the $80 million revolving line of credit bear interest based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. Borrowings under this credit facility were $8.3 million as of January 31, 2003. An increase in the interest rate on our revolving line of credit of 39 basis points (a 10% change from the bank's reference rate as of January 31, 2003) would have no material effect on our operating results. We have not hedged against interest rate changes.

ITEM 8:    Financial Statements and Supplementary Data

        The following consolidated financial statements of Ultimate Electronics and Report of Independent Auditors are included in this Form 10-K.

ITEM 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

        Certain information required by Part III is omitted from this report. We plan to file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information included in the Proxy Statement is incorporated into Part III of this report by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

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

ITEM 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated by reference from the sections labeled "Principal Stockholders" and "Equity Compensation Plan Information" in the Proxy Statement.

ITEM 13:    Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference from the section labeled "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14:    Controls And Procedures

        In its Release No. 34-46427, effective August 29, 2002, the SEC, among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934. While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

        During the 90-day period prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures in providing reasonable assurance (based on our management's evaluation of the costs and benefits of possible controls and procedures) of achieving the desired controls and objectives. The chief executive officer and the chief financial officer have concluded that this evaluation has provided them with reasonable assurance that our disclosure controls and procedures are effective.

        There have been no changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation.

PART IV

ITEM 15:    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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
3.3	Amended and Restated Bylaws of Ultimate Electronics, incorporated by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q, filed with the Commission on June 14, 2002.
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
10.4	1997 Equity Incentive Plan, incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (File No. 333-43049), filed with the Commission on December 23, 1997.
10.5	Amended and Restated 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Ultimate Electronics' Quarterly Report on Form 10-Q, filed with the Commission on September 16, 2002.
10.6	Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.2 to Ultimate Electronics' Current Report on Form 8-K, filed with the Commission on September 15, 2000.
10.7
Form of Confidentiality Agreement, dated February 5, 2001, by and between Ultimate Electronics and each of William J. Pearse, J. Edward McEntire, David J. Workman, Alan E. Kessock and Neal A. Bobrick, incorporated by reference to Exhibit 10.8 to the Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.
10.8
Form of Change of Control Agreement, dated June 27, 1997, by and between Ultimate Electronics and each of William J. Pearse, J. Edward McEntire, David J. Workman, Alan E. Kessock and Neal A. Bobrick, incorporated by reference to Exhibit 10.30 to the Ultimate Electronics' Quarterly Report on Form 10-Q for the period ended July 31, 1997.
10.9	Form of Incentive Stock Option Agreement for Key Employees, incorporated by reference to Exhibit 10.10 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.
10.10	Form of Non-Statutory Stock Option Agreement for Key Employees, incorporated by reference to Exhibit 10.11 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.
10.11
Form of Indemnification Agreement by and between Ultimate Electronics and each of William J. Pearse, J. Edward McEntire, David J. Workman, Alan E. Kessock, Neal A. Bobrick, Robert W. Beale, Randall F. Bellows, Clarence D. Hein and Larry D. Strutton, incorporated by reference to Exhibit 10.12 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.
10.12
Lease Agreement, dated April 1, 1989, by and between Ultimate Electronics and Pearse Investment Company, L.L.L.P. (successor in interest to William J. and Barbara A. Pearse), incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.
10.13
Lease Agreement, dated October 13, 1989, by and between Ultimate Electronics and Pearse Investment Company, L.L.L.P. (successor in interest to William J. and Barbara A. Pearse), incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.
10.14
Lease Agreement, dated February 28, 2001, by and between Ultimate Electronics and Pearse Investment Company, L.L.L.P., incorporated by reference to Exhibit 99.1 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2001.

10.15	Ultimate Electronics, Inc. Bonus Plans for Fiscal Years Ended January 31, 2003 and January 31, 2004.*
10.16
Exclusive Endorsement Agreement, dated September 1, 2002, by and between Ultimate Electronics and David J. Workman, incorporated by reference to Ultimate Electronics' Quarterly Report on Form 10-Q, filed with the Commission on December 16, 2002.
21.1	Subsidiaries of the Company.*
23.1	Consent of Ernst & Young LLP.*
24.1	Power of Attorney (included in signature page).
99.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed May 30, 2003 on its behalf by the undersigned, thereunto duly authorized.

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

Signature	Title	Date

/s/ WILLIAM J. PEARSE William J. Pearse	Chairman of the Board and a Director	May 15, 2003
/s/ J. EDWARD MCENTIRE J. Edward McEntire	Chief Executive Officer and a Director (Principal Executive Officer)	May 15, 2003
/s/ DAVID J. WORKMAN David J. Workman	President, Chief Operating Officer and a Director	May 15, 2003
/s/ ALAN E. KESSOCK Alan E. Kessock	Senior Vice President, Chief Financial Officer, Secretary and a Director (Principal Financial and Accounting Officer)	May 15, 2003
/s/ NEAL A. BOBRICK Neal A. Bobrick	Senior Vice President—Sales	May 15, 2003
/s/ ROBERT W. BEALE Robert W. Beale	Director	May 15, 2003
/s/ RANDALL F. BELLOWS Randall F. Bellows	Director	May 15, 2003
/s/ CLARENCE D. HEIN Clarence D. Hein	Director	May 15, 2003
/s/ LARRY D. STRUTTON Larry D. Strutton	Director	May 15, 2003

CERTIFICATIONS

I, J. Edward McEntire, certify that:

        1.     I have reviewed this report on Form 10-K of Ultimate Electronics, Inc. ("Registrant");

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

        4.     The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

        6.     The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ J. EDWARD MCENTIRE J. Edward McEntire Chief Executive Officer

I, Alan E. Kessock, certify that:

        1.     I have reviewed this annual report on Form 10-K of Ultimate Electronics, Inc. ("Registrant");

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

        4.     The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

        6.     The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ ALAN E. KESSOCK Alan E. Kessock Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Ultimate Electronics, Inc.:

        We have audited the accompanying consolidated balance sheets of Ultimate Electronics, Inc. and subsidiaries ("the Company") as of January 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultimate Electronics, Inc. at January 31, 2003 and 2002, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, effective February 1, 2002, the Company adopted the requirements of Emerging Issues Task Force Issue No. 02-16 for its cooperative advertising arrangements.

/s/ ERNST & YOUNG LLP

Denver, Colorado
March 12, 2003
except for Notes 2 and 13, as to which the dates are March 20, 2003 and April 7, 2003, respectively

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	January 31,
	2003	2002
ASSETS:
Current assets:
Cash and cash equivalents	$2,659	$2,694
Accounts receivable, net	36,184	30,158
Merchandise inventories, net	106,754	86,680
Prepaid expenses and other	4,808	1,961

Total current assets	150,405	121,493
Property and equipment, at cost:
Furniture, fixtures & equipment	64,985	57,506
Leasehold improvements	76,936	47,193
Autos and trucks	512	394
Land and buildings	30,198	28,083
Construction-in-progress	24,094	15,730

	196,725	148,906
Less accumulated depreciation	55,338	42,294

	141,387	106,612
Property under capital leases, including related parties, net	1,066	1,202
Goodwill	1,477	1,477
Other assets	264	687

Total assets	$294,599	$231,471

See accompanying notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS (Continued)

(amounts in thousands, except share and per share data)

	January 31,
	2003	2002
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$36,525	$42,551
Accrued liabilities	31,047	26,122
Current portion of capital lease obligations, including related parties	126	113
Deferred revenue	918	1,573
Deferred tax liability	—	319

Total current liabilities	68,616	70,678
Revolving line of credit—long term	8,320	35,222
Capital lease obligations, including related parties, less current portion	1,420	1,546
Deferred revenue, less current portion	372	1,290
Deferred tax liability	2,204	884

Total long-term liabilities	12,316	38,942

Total liabilities	80,932	109,620
Commitments
Stockholders' equity:
Preferred Stock, par value $.01 per share
Authorized shares—10,000,000
No shares issued and outstanding	—	—
Common stock, par value $.01 per share
Authorized shares—40,000,000
Issued and outstanding shares, 14,580,682 and 11,241,686 at January 31, 2003 and 2002	146	112
Additional paid-in capital	164,291	77,215
Retained earnings	49,230	44,524

Total stockholders' equity	213,667	121,851

Total liabilities and stockholders' equity	$294,599	$231,471

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Year ended January 31,
	2003	2002	2001
Sales	$704,427	$580,223	$484,408
Cost of goods sold	473,930	400,126	332,074

Gross profit	230,497	180,097	152,334
Selling, general and administrative expenses	220,139	160,495	128,414

Income from operations	10,358	19,602	23,920
Interest income	(125)	(12)	(354)
Interest expense	333	333	498

Net interest expense	208	321	144

Income before taxes, extraordinary item and cumulative effect of change in accounting principle	10,150	19,281	23,776
Income tax expense	3,857	7,328	8,915

Income before extraordinary item and cumulative effect of change in accounting principle	6,293	11,953	14,861
Extraordinary loss on early extinguishment of debt, net of taxes	—	—	254
Cumulative effect of change in accounting principle, net of taxes	1,587	—	—

Net income	$4,706	$11,953	$14,607

Earnings per share before extraordinary item and cumulative effect of change in accounting principle—basic	$0.46	$1.08	$1.38
Earnings per share before extraordinary item and cumulative effect of change in accounting principle—diluted	$0.45	$1.04	$1.30
Earnings per share—basic	$0.34	$1.08	$1.35
Earnings per share—diluted	$0.34	$1.04	$1.28
Weighted average shares outstanding—basic	13,671	11,041	10,792
Weighted average shares outstanding—diluted	13,921	11,483	11,421

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands, except share data)

	Common Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
BALANCES, JANUARY 31, 2000	10,705,318	$107	$70,801	$17,964	$88,872
Exercise of stock options	233,013	2	2,489	—	2,491
Net income	—	—	—	14,607	14,607

BALANCES, JANUARY 31, 2001	10,938,331	109	73,290	32,571	105,970
Exercise of stock options	213,620	2	2,158	—	2,160
Issuance of shares through ESPP plan	89,735	1	1,767	—	1,768
Net income	—	—	—	11,953	11,953

BALANCES, JANUARY 31, 2002	11,241,686	112	77,215	44,524	121,851
Issuance of common stock, net of offering costs	3,162,500	32	84,755	—	84,787
Exercise of stock options	97,518	1	853	—	854
Issuance of shares through ESPP plan	78,978	1	1,468	—	1,469
Net income	—	—	—	4,706	4,706

BALANCES, JANUARY 31, 2003	14,580,682	$146	$164,291	$49,230	$213,667

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended January 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,706	$11,953	$14,607
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,180	10,578	8,260
Deferred taxes	639	839	1,294
Changes in operating assets and liabilities:
Accounts receivable	(6,026)	(1,659)	(8,079)
Merchandise inventories	(20,074)	(19,113)	(16,298)
Prepaid expenses and other	(2,847)	(224)	(64)
Other assets	423	(98)	346
Accounts payable, accrued and other liabilities	(2,312)	13,052	926

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(12,311)	15,328	992
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(47,819)	(47,314)	(25,054)
Redemptions of investments available for sale	—	—	12,003

NET CASH USED IN INVESTING ACTIVITIES	(47,819)	(47,314)	(13,051)
CASH FLOWS FROM FINANCING ACTIVITIES:
Aggregate borrowings under long-term revolving credit agreement	386,285	560,150	263,273
Aggregate repayments under long-term revolving credit agreement	(413,187)	(532,232)	(255,969)
Early extinguishment of bonds payable	—	—	(11,700)
Proceeds from issuance of common stock	86,256	1,768	—
Proceeds from exercise of stock options	854	2,160	2,491
Principal payments on term loans and capital lease obligations	(113)	(120)	(393)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	60,095	31,726	(2,298)

Net decrease in cash and cash equivalents	(35)	(260)	(14,357)
Cash and cash equivalents at beginning of year	2,694	2,954	17,311

Cash and cash equivalents at end of year	$2,659	$2,694	$2,954

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$898	$1,007	$730
Income taxes	5,487	4,410	5,691

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Background

        Ultimate Electronics, Inc. (the "Company") is a leading specialty retailer of consumer electronics and home entertainment products. As of January 31, 2003, the Company operated 58 stores in Arizona, Colorado, Idaho, Illinois, Iowa, Minnesota, Missouri, Nevada, New Mexico, Oklahoma, South Dakota, Texas and Utah.

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

Inventories

        The Company states merchandise inventories at the lower of cost (weighted average cost) or market. Inventories are presented net of an allowance for obsolescence of $2.1 million and $1.2 million at January 31, 2003 and 2002, respectively.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred.

Depreciation and Amortization

        Depreciation is provided principally using the straight-line method based upon the following useful lives:

Furniture, fixtures and equipment	5 - 10 years
Leasehold improvements	7 - 20 years
Autos and trucks	5 years
Property under capital leases	5 - 15 years
Buildings	30 years

Capitalized Interest

        For the fiscal years ended January 31, 2003, 2002 and 2001, the Company capitalized interest of $488,000, $930,000, and $250,000, respectively, primarily associated with the construction of new stores and implementation of the Company's management information system.

Accrued Liabilities

        Accrued liabilities are comprised of the following:

	January 31,
	2003	2002
	(in thousands)
Compensation	$7,134	$5,739
Sales taxes	2,437	2,889
Customer deposits	6,986	7,427
Income taxes	2,086	5,760
Other	12,404	4,307

Total	$31,047	$26,122

Revenue Recognition

        Revenue is recognized at the time the customer takes possession of the merchandise or such merchandise is delivered to the customer. The Company recognizes revenues from services, such as home and mobile installation, home delivery and setup, and repair services, at the time the service is provided. Sales, which includes net warranty revenue, consists of gross sales less discounts, price guarantees, returns and allowances.

Advertising Costs

        In accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs," all advertising costs are deferred until the first time the advertising takes place. The Company reduces advertising expense with cooperative advertising from its vendors. Cooperative advertising payments vary with individual programs and with individual vendors.

Barter/Exchange Transaction

        The Company entered into barter/exchange agreements with an unrelated party in October 2002, April 2002 and April 2001 whereby the Company agreed to transfer inventory with a net carrying value of $549,000, $533,000 and $675,000, respectively, in exchange for $650,000, $650,000 and $755,000, respectively, of advertising credits. The Company accounted for the transactions in accordance with EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions." The Company had $1,477,000, $685,000 and $365,000 in prepaid advertising credits recorded as current assets at January 31, 2003, 2002 and 2001, respectively.

Earnings Per Share of Common Stock

        The Company reports its earnings per share amounts in accordance with Statement No. 128, Earnings per Share (SFAS 128). Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of such equity instruments.

        The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share for fiscal 2003, 2002 and 2001:

	Year Ended January 31,
	2003	2002	2001
	(In thousands, except per share data)
Numerator:
Net income	$4,706	$11,953	$14,607
Denominator:
Basic weighted average common shares outstanding	13,671	11,041	10,792
Employee stock options	250	442	629

Weighted average common shares outstanding assuming dilution	13,921	11,483	11,421

Basic earnings per share	$0.34	$1.08	$1.35
Diluted earnings per share	$0.34	$1.04	$1.28

Goodwill

        Goodwill represents the excess of purchase price over tangible assets acquired less liabilities assumed arising from the Company's acquisition of Audio King Corporation in fiscal 1998. The Company adopted Financial Accounting Standards Board Statement No. 142 "Goodwill and Intangible Assets" ("SFAS 142") on February 1, 2002. SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires the Company to perform an annual impairment test on all goodwill and indefinite lived intangible assets. The Company has completed its annual goodwill impairment test required by SFAS 142 and did not identify any impairments. If the requirements of SFAS 142 had been in effect for the fiscal years ended January 31, 2002 and 2001, the results would have been as follows:

	Fiscal year ended January 31,
	2002	2001
	(in thousands, except per share data)
Reported net income	$11,953	$14,607
Add-back goodwill amortization, net of tax	171	171

Adjusted net income	$12,124	$14,778

Reported basic earnings per share	$1.08	$1.35
Add-back goodwill amortization, net of tax	.02	.02

Adjusted basic earnings per share	$1.10	$1.37

Reported diluted earnings per share	$1.04	$1.28
Add-back goodwill amortization, net of tax	.02	.01

Adjusted diluted earnings per share	$1.06	$1.29

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

Stock-Based Compensation

        Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" (SFAS 123), establishes accounting and reporting standards for stock based employee compensation plans, as amended. As permitted by SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations, in accounting for its employee stock options (see note 7). In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148), which amends SFAS 123 to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 25, "Interim Financial Reporting," to require disclosure in the significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income in annual and interim financial statements. The Company has implemented all required disclosures of SFAS 148 in the accompanying consolidated financial statements.

        The Company's pro forma information, amortizing the fair value of the options over their vesting period, is as follows:

	Year Ended January 31,
	2003	2002	2001
	(In thousands, except per share data)
Net income as reported	$4,706	$11,953	$14,607
SFAS 123 compensation expense, net of tax	(1,406)	(1,052)	(624)

Pro forma net income	$3,300	$10,901	$13,983

Basic earnings per share as reported	$0.34	$1.08	$1.35
Pro forma basic earnings per share	$0.24	$0.99	$1.30
Diluted earnings per share as reported	$0.34	$1.04	$1.28
Pro forma diluted earnings per share	$0.24	$0.95	$1.22

Recently Issued Accounting Standards

Business Combinations (SFAS 141)

        In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires companies to reflect intangible assets apart from goodwill and requires all business combinations subsequent to July 1, 2001 to be accounted for using the purchase method of accounting. The adoption of SFAS 141 had no impact on the consolidated financial position, result of operations or cash flows of the Company.

Accounting for Asset Retirement Obligations (SFAS 143)

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal periods beginning after June 15, 2002. The Company will adopt SFAS 143 in its fiscal 2004 financial statements. The adoption of SFAS 143 is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144)

        In August 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which the Company adopted on February 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations" ("APB 30") for a disposal of a segment of a business. The adoption of SFAS 144 had no impact on the consolidated financial position, results of operations, or cash flows of the Company.

Rescission of Statements 4, 44 and 62 (SFAS 145)

        In April 2002, the FASB issued Statement 145, "Rescission of Statements 4, 44 and 62" ("SFAS 145"). SFAS 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt, "Statement 44, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements, "and Statement 62, "Accounting for Intangible Assets of Motor Carriers". SFAS 145 requires gains and losses on extinguishment of debt to be classified as either extraordinary items or in continuing operations in accordance with the provisions of APB 30. Further, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented, that does not meet the criteria in APB 30 for extraordinary item classification, is required to be reclassified to continuing operations. SFAS 145 also amends Statement 13, "Accounting for Leases" to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for the Company's January 31, 2004 consolidated financial statements. The Company currently believes the adoption of SFAS 145 will require the $254,000 loss on extinguishment of debt recorded on the January 31, 2001 consolidated financial statement of income to be reclassified from an extraordinary item to continuing operations.

Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146)

        In June 2002, the FASB Issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company commits to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

Accounting for Certain Sales Incentives (EITF 00-14)

        Effective in the second quarter of fiscal 2003, the Company adopted EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," which provides that sales incentives such as mail-in rebates offered to customers should be classified as a reduction of revenue. The impact of the adoption was to reduce consolidated sales by approximately $4.3 million during fiscal 2003. Previously, these rebates were recorded in cost of goods sold and were immaterial.

2.    Change in Accounting Principle

        In November 2002 and subsequently clarified in March 2003, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, "Accounting by Customer (including a Reseller) for Certain Consideration Received from a Vendor" (EITF 02-16). EITF 02-16 addresses two specific issues related to the classification of consideration received from a vendor in the Company's income statement. Issue 1 of EITF 02-16 addresses the circumstances under which cash consideration received from a vendor (cooperative advertising payment) by the Company should be considered (a) an adjustment of the prices of the vendor's products or services and, therefore, characterized as a reduction of cost of sales when recognized in the Company's income statement, (b) an adjustment to a cost incurred by the Company and, therefore, characterized as a reduction of that cost when recognized in the Company's income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the Company's income statement. Issue 1 of EITF 02-16 is effective for new arrangements or modifications of existing arrangements entered into after December 31, 2002 although early adoption is permitted. Issue 2 of EITF 02-16 discusses when the Company should recognize the rebate and how it should measure the amount of the offer when a vendor offers a rebate or refund of a specified amount of cash consideration that is payable only if the Company completes a specified cumulative level of purchases or remains a customer for a specified time period. Issue 2 of EITF 02-16 is effective for arrangements entered after November 21, 2002.

        The Company elected to adopt early, effective February 1, 2002, the provisions of EITF 02-16 in the preparation of this Annual Report on Form 10-K. Accordingly, in fiscal 2003, the Company recorded a cumulative effect of change in accounting principle of $2.6 million, $1.6 million net of income tax, for the impact of this adoption related to prior fiscal years. As of January 31, 2003, $3.3 million of the Company's cooperative advertising allowances has been deferred into inventory and will be recognized as inventory is sold. This adoption also resulted in the reclassification of $14.8 million in cooperative advertising payments earned in fiscal 2003 from selling, general and administrative expense to cost of sales retroactively as of the beginning of fiscal 2003. The fiscal 2003 impact of adoption on income before cumulative effect of change in accounting principle was $0.4 million, net of income tax.

        The amount of the Company's cooperative advertising receivable at the end of fiscal 2003 and 2002 is as follows:

	As of January 31,
	2003(1)	2002
	(in thousands)
Cooperative advertising receivable	$13,964	$16,746

        The amounts of cooperative advertising that are being netted against advertising expense for fiscal 2003, 2002 and 2001, respectively, are as follows:

	Fiscal Year ended January 31,
	2003(1)	2002	2001
	(in thousands)
Gross advertising expense	$60,212	$48,908	$39,586
Cooperative advertising	(35,484)	(39,921)	(33,234)

Net advertising expense	$24,728	$8,987	$6,352

(1)
Fiscal 2003 has been adjusted to reflect the provisions of EITF 02-16.

3.    Accounting for Extended Warranty Contracts

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

4.    Public Stock Offering

        On May 6, 2002, the Company completed a public offering for the sale of 3,162,500 shares of its common stock at an offering price of $28.50 per share. The Company received proceeds of approximately $84.8 million, net of all offering costs.

5.    Revolving Line of Credit Agreement

        The Company currently has an $80 million credit agreement with Wells Fargo Finance, LLC, which expires in September 2004. Borrowings under this revolving line of credit are limited to the lesser of (i) $80 million or (ii) 75% of eligible inventory plus the lesser of 75% of eligible accounts receivable and $2.5 million. Amounts borrowed bear interest, payable monthly, based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. The Company's weighted average interest rate was 3.9% at January 31, 2003. Inventories, bank accounts, accounts receivable, equipment, intangibles, negotiable instruments, investment property, intellectual property and equity interests in the Company's subsidiaries secure the borrowings. The facility includes negative covenants that place restrictions on the Company's ability to incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase the Company's capital stock, issue guarantees, sell or otherwise dispose of assets and engage in transactions with affiliates without the written consent of the bank. The facility also contains covenants regarding the Company's gross margins, inventory levels, tangible net worth and capital expenditures. The Company is in compliance with all loan covenants. As of January 31, 2003, the Company had a borrowing base of $80 million, of which approximately $8.3 million was outstanding.

6.    Bonds Payable

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

7.    Stock Option and Stockholder Rights Plans

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

        In June 1997, at the Company's annual meeting, the Company's stockholders approved a new stock option plan known as the Equity Incentive Plan (the "1997 Plan"). The 1997 Plan replaced both the Plan and the Directors' Plan. Grants issued under the Plan and the Directors' Plan continue to be exercisable according to their original terms but no additional grants can be issued under these plans. The 1997 Plan authorized the issuance of 750,000 shares to be awarded to employees, non-employee directors and/or outside consultants. The exercise price for incentive stock options for employees and non-qualified options for outside directors is the market value of the underlying common stock at the date of grant. Incentive stock options issued to employees who then have attributed ownership of more than 10% of the total combined voting power of all classes of stock must be issued at an exercise price of 110% of market value of the underlying common stock at the date of grant. During fiscal 2001, options to purchase 32,250 shares were granted under the 1997 Plan. The options were granted at prices from $15.50 to $18.75.

        In July 2000, at the Company's annual meeting, the Company's stockholders approved a new stock option plan known as the 2000 Equity Incentive Plan (the "2000 Plan"), which replaced the 1997 Plan. Grants issued under the 1997 Plan continue to be exercisable according to original terms but no additional grants can be issued under the 1997 Plan. The 2000 Plan initially authorized the issuance of up to 300,000 shares to be awarded to employees, non-employee directors or outside consultants and provided for annual increases of 100,000 shares subject to a maximum of 1,200,000 shares. In June of 2002, at the Company's annual meeting, the Company's stockholders approved an amendment to increase the aggregate number of shares that may be issued under the 2000 Plan to 2,950,000 and to eliminate the automatic annual increase provisions. Each non-employee director receives an option to purchase 4,000 shares of common stock effective February 1st of each year, which options are exercisable one year from the date of grant. The Board of Directors continues to determine the person to whom employee awards are granted, the types of awards granted, the number of shares granted, the vesting schedule and the term of any option (which cannot exceed ten years). The exercise price for incentive stock options for employees and non-qualified options for outside directors is the market value of the underlying common stock at the date of grant. Incentive stock options issued to employees who then have attributed ownership of more than 10% of the total combined voting power of all classes of stock must be issued at an exercise price of 110% of the market value of the underlying common stock at the date of grant. During fiscal years 2001 and 2002, respectively, 53,250 and 188,000 options were granted under the 2000 Plan. In fiscal year 2003, 349,260 options were granted under the 2000 Plan. The options were granted at prices from $13.04 to $30.60. The options available for grant at January 31, 2003 include only the options available under the 2000 Plan.

        In November of 2002, the Company's board authorized the grant of an option to purchase 4,000 shares to a newly appointed board member. The option was granted at $18.14 per share and vests in full after one year.

        Changes in the options outstanding and exercisable are as follows:

	Year Ended January 31,
	2003		2002		2001
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Options outstanding @ beginning of year	659,665	$14.32	690,285	$7.64	837,797	$5.09
Granted	353,260	21.50	188,000	27.73	85,500	21.73
Canceled	46,917	29.15	5,000	28.19	—	—
Exercised	97,518	4.60	213,620	4.30	233,012	3.68
Options outstanding @ end of year	868,490	17.60	659,665	14.28	690,285	7.64
Options exercisable @ end of year	376,374	11.23	366,356	6.58	379,969	4.40

        No options expired during fiscal 2003, fiscal 2002 and fiscal 2001.

        The following summarizes options outstanding:

	Year ended January 31,
	2003			2002			2001
Range of Exercise Prices	Options	Weighted Average Life	Weighted Average Price	Options	Weighted Average Life	Weighted Average Price	Options	Weighted Average Life	Weighted Average Price
$2.7500-3.4938	169,315	4.4	$3.32	245,000	5.1	$3.25	419,143	5.6	$3.20
$3.4939-$6.9876	37,871	5.7	5.56	54,705	6.8	5.55	79,392	7.8	5.53
$6.9877-$10.4814	10,000	4.9	9.40	10,000	5.9	9.40	10,000	6.9	9.40
$10.4815-$13.9752	46,000	8.7	13.39	6,000	2.7	12.79	6,000	3.7	12.79
$13.9753-$17.4609	199,803	8.4	14.70	82,959	7.7	15.48	95,250	8.5	15.51
$17.4610-$20.9628	59,501	7.2	18.85	58,001	8.0	18.89	60,500	9.0	18.87
$20.6929-$24.4566	15,000	8.8	21.70	15,000	9.8	21.70	—	—	—
$24.4567-$27.9504	136,120	9.0	27.71	26,000	9.7	25.38	—	—	—
$27.9505-$31.4442	194,880	8.3	29.00	142,000	9.0	28.78	—	—	—
$31.4443-$37.9380	—	—	—	20,000	8.0	34.94	20,000	9.0	34.94

	868,490		$17.60	659,665		$14.28	690,285		$7.64

        The following summarizes options exercisable:

	Year ended January 31,
	2003		2002		2001
Range of Exercise Prices	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
$2.7500 - $3.4938	169,315	$3.32	233,362	$3.26	302,154	$3.17
$3.4939 - $6.9876	37,871	$5.56	54,705	$5.55	43,316	$5.56
$6.9877 - $10.4814	10,000	$9.40	10,000	$9.40	10,000	$9.40
$10.4815 - $13.9752	6,000	$12.79	6,000	$12.79	6,000	$12.79
$13.9753 - $17.4609	52,875	$15.44	33,625	$15.59	12,500	$15.16
$17.4610 - $20.9628	38,001	$18.94	21,998	$18.97	5,999	$19.16
$20.6929 - $24.4566	4,999	$21.70	—	—	—	—
$24.4567 - $27.9504	4,666	$25.14	—	—	—	—
$27.9505 - $31.4442	52,647	$28.95	—	—	—	—
$31.4443 - $37.9380	—	—	6,666	$34.94	—	—

	376,374	$11.23	366,356	$6.58	379,969	$4.40

        As discussed in Note 1, the Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Pro forma information regarding net income and earnings per share is required by SFAS 123 and SFAS 148, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to January 31, 1995 under the fair value method of these statements. The fair value for these options was estimated at the date of grant or the date of repricing using a Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended January 31,
	2003	2002	2001
Risk-free interest rate	2.28% - 4.13%	3.08% - 4.77%	5.96% - 6.67%
Dividend yield	0%	0%	0%
Stock volatility	.734	.747	.804
Expected option life	5 years	3 years	3 years
Weighted average fair value of options granted	$14.03	$13.59	$11.03

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma information is presented in Note 1 to the consolidated financial statements.

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

8.    Provision For Income Taxes

        Under the liability method of accounting for income taxes as prescribed by FASB Statement No. 109, "Accounting for Income Taxes," deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the provision for income taxes for the fiscal years ended January 31, 2003, 2002 and 2001 are as follows:

	Current	Deferred	Total
	(in thousands)
January 31, 2003
Federal	$2,930	$582	$3,512
State	288	57	345

Total	$3,218	$639	$3,857

January 31, 2002
Federal	$6,074	$668	$6,742
State	528	58	586

Total	$6,602	$726	$7,328

January 31, 2001
Federal	$6,588	$1,743	$8,331
State	1,033	(449)	584

Total	$7,621	$1,294	$8,915

        The following is a reconciliation of the provision for income taxes to the federal statutory rate for the years ended January 31, 2003, 2002 and 2001:

	Year Ended January 31,
	2003	2002	2001
	(in thousands)
Income taxes at the federal statutory rate	$3,512	$6,742	$8,331
State income taxes, net of federal benefit	345	586	584

Provision for income taxes	$3,857	$7,328	$8,915

        The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at January 31, 2003 and 2002 are as follows:

	January 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Deferred warranties	$447	$1,038
Inventories	2,181	2,003
Accrued liabilities	676	676
Valuation reserves	1,201	879
Capital leases	137	137

	$4,642	$4,733

Deferred tax liabilities:
Inventories	$(3,877)	$(3,877)
Depreciation and amortization	(2,651)	(2,059)

	(6,528)	(5,936)

Net deferred tax liability	$(1,886)	$(1,203)

9.    Leases

Operating Leases

        The Company leases retail stores under agreements that expire at various dates through 2020. Several leases contain escalation clauses or options to renew at negotiated or specified minimum lease payments for periods ranging from one to 30 years beyond the initial noncancelable lease terms. The Company's policy for rent incentives, concessions or leases with back-end rent is to recognize these items on a straight-line basis over the life of the lease. Currently, the Company has no leases with rent incentives, concessions or arrangements with back-end rent due. Rent on all other leases is expensed as it becomes payable. Total rent expense charged to operations was $19,775,000, $13,738,000 and $9,407,000 for the years ended January 31, 2003, 2002, and 2001, respectively.

Capital Leases

        The following property is held under capital leases:

	January 31,
	2003	2002
	(in thousands)
Buildings and improvements	$2,877	$2,877
Less accumulated depreciation	1,811	1,675

	$1,066	$1,202

Related Party Leases

        In February 2001, the Company entered into a sale and leaseback transaction with an entity controlled by a principal stockholder of the Company on a new store located in Colorado Springs, Colorado. There was no gain or loss recognized as a result of the sale. As of January 31, 2003, the Company leases three retail stores with the entity controlled by such principal stockholder. The lease agreements for the three retail stores provide for annual rent increases over the initial noncancelable lease terms. Total rental payments to related parties under these leases were $717,077, $677,000 and $276,000 for the years ended January 31, 2003, 2002 and 2001, respectively. Two of the related party leases are operating leases and one of the related party leases is a capital lease. Related party capital lease information is as follows:

	January 31,
	2003	2002
	(in thousands)
Buildings and improvements	$900	$900
Less accumulated depreciation	770	710

	$130	$190

        The aggregate minimum annual rental commitments as of January 31, 2003 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
Fiscal Year Ended January 31,
2004	$23,274	346
2005	25,244	353
2006	24,929	238
2007	24,822	204
2008	25,303	204
2009-2020	227,283	1,629

Total minimum lease payments	$350,855	$2,974

Less amount representing interest		(1,428)

Present value of net minimum lease payments		1,546
Less portion due within one year		(126)

Long term capital lease obligations		$1,420

10.    Purchase and Construction Commitments

        The Company had purchase commitments and construction commitments relating to new store locations of $2.8 million and $2.8 million, respectively, as of January 31, 2003, and $3.6 million and $2.5 million, respectively, as of January 31, 2002.

11.    Employee Benefit Plans

        The Company has a 401(k) Savings Plan for the benefit of substantially all employees. The Plan provides for both employee and employer contributions. The Company matches 25% of the employee's contribution limited to 1.5% of the employee's annual compensation subject to limitations set annually by the Internal Revenue Service. The Company's contributions were $330,000, $350,000 and $305,000 for the years ended January 31, 2003, 2002 and 2001, respectively.

        In July 2000, at the Company's annual meeting, the Company's stockholders approved an Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, the Company initially authorized the issuance of 400,000 shares. In fiscal 2003, the Company's board of directors authorized the issuance of an additional 224,834 shares. The Purchase Plan provides for an annual increase equal to the lesser of (i) 2% of the outstanding shares of the Company, or (ii) a lesser amount determined by the Board, provided that the total shares issued shall never exceed 2,000,000 shares. Eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the market value at certain plan-defined dates. The Purchase Plan terminates on July 17, 2010. In fiscal 2003, 78,978 shares were issued pursuant to the Purchase Plan. In fiscal 2002, 89,735 shares were issued pursuant to the Purchase Plan. At January 31, 2003, 456,121 shares were available for issuance under the Purchase Plan.

12.    Quarterly Financial Data (unaudited)

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
	(in thousands, except per share data)
Fiscal 2003
As restated(1):
Sales	$142,173	$142,022	$177,778	$242,454
Gross profit	46,674	48,074	60,488	75,261
Income (loss) from operations	2,202	(1,535)	696	8,995
Income (loss) before cumulative effect of change in accounting principle	1,246	(929)	422	5,554
Net income (loss)	(341)	(929)	422	5,554
Earnings (loss) per share before cumulative effect of change in accounting principle—basic	.11	(.07)	.03	.38
Earnings (loss) per share before cumulative effect of change in accounting principle—diluted	.11	(.07)	.03	.38
Earnings (loss) per share—basic	(.03)	(.07)	.03	.38
Earnings (loss) per share—diluted	(.03)	(.07)	.03	.38
As previously reported:
Sales	$142,173	$142,022	$177,778	$242,454
Gross profit	43,814	45,239	56,961	70,273
Income from operations	2,937	1,337	2,758	4,021
Net income	1,701	853	1,701	2,469
Earnings per share—basic	.15	.06	.12	.17
Earnings per share—diluted	.15	.06	.12	.17
Fiscal 2002
Sales	$115,132	$117,607	$132,803	$214,681
Gross profit	35,570	38,449	42,238	63,840
Income from operations	2,842	2,932	2,795	11,033
Net income	1,698	1,798	1,680	6,777
Earnings per share—basic	.16	.16	.15	.61
Earnings per share—diluted	.15	.16	.15	.59

(1)
As more fully described in Note 2 of Notes to Consolidated Financial Statements, the Company changed its accounting principle with respect to recording cooperative advertising allowances effective retroactively as of the beginning of fiscal 2003. As a result, the Company recorded a non-cash charge of $2.6 million, $1.6 million net of income tax, in the first quarter of fiscal 2003 for the cumulative effect of the change in accounting principle on fiscal years prior to fiscal 2003. This adoption also resulted in the reclassification of $14.8 million in cooperative advertising payments earned in fiscal 2003 from selling, general and administrative expense to cost of sales retroactively as of the beginning of fiscal 2003. The fiscal 2003 impact of adoption on income before cumulative effect of change in accounting principle was $0.4 million, net of income tax. Quarterly results for fiscal 2003 have been restated to reflect the Company's new accounting principle for cooperative advertising allowances.

13.    Subsequent Event

        On April 7, 2003, a complaint captioned Howard Fisher v. J. Edward McEntire, et. al. was filed against the Company and three of its officers and directors in the United States District Court of the District of Colorado. The complaint is a purported class action lawsuit on behalf of purchasers of the

Company's common stock during the period between March 13, 2002 and August 8, 2002. The complaint claims damages for alleged violations of Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under the 1934 act. The Company believes the complaint is without merit and intends to defend the matter vigorously. The Company has not provided for any potential loss associated with this lawsuit in the accompanying financial statements.

ULTIMATE ELECTRONICS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Describe)		Balance at End of Period
	(in thousands)
Year ended January 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$470	$160	$205	(1)	$425
Reserve for cash and cooperative advertising discounts	105	748	673	(1)	180
Allowance for obsolete inventory	1,200	1,642	742	(2)	2,100

Total	$1,775	$2,550	$1,620		$2,705

Year ended January 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$477	$43	$50	(1)	$470
Reserve for cash and cooperative advertising discounts	84	209	188	(1)	105
Allowance for obsolete inventory	951	558	309	(2)	1,200

Total	$1,512	$810	$547		$1,775

Year ended January 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$446	$62	$31	(1)	$477
Reserve for cash and cooperative advertising discounts	36	478	430	(1)	84
Allowance for obsolete inventory	920	552	521	(2)	951

Total	$1,402	$1,092	$982		$1,512

(1)
Uncollectible accounts written off, net of recoveries

(2)
Write-offs of obsolete inventory.

EXHIBIT INDEX

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
3.3	Amended and Restated Bylaws of Ultimate Electronics, incorporated by reference to Exhibit 3(ii) to the Quarterly Report on Form 10-Q, filed with the Commission on June 14, 2002.
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
10.4	1997 Equity Incentive Plan, incorporated by reference to Exhibit 4 to the Registration Statement on Form S-8 (File No. 333-43049), filed with the Commission on December 23, 1997.
10.5	Amended and Restated 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Ultimate Electronics' Quarterly Report on Form 10-Q, filed with the Commission on September 16, 2002.
10.6	Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.2 to Ultimate Electronics' Current Report on Form 8-K, filed with the Commission on September 15, 2000.
10.7
Form of Confidentiality Agreement, dated February 5, 2001, by and between Ultimate Electronics and each of William J. Pearse, J. Edward McEntire, David J. Workman, Alan E. Kessock and Neal A. Bobrick, incorporated by reference to Exhibit 10.8 to the Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.

10.8
Form of Change of Control Agreement, dated June 27, 1997, by and between Ultimate Electronics and each of William J. Pearse, J. Edward McEntire, David J. Workman, Alan E. Kessock and Neal A. Bobrick, incorporated by reference to Exhibit 10.30 to the Ultimate Electronics' Quarterly Report on Form 10-Q for the period ended July 31, 1997.
10.9	Form of Incentive Stock Option Agreement for Key Employees, incorporated by reference to Exhibit 10.10 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.
10.10	Form of Non-Statutory Stock Option Agreement for Key Employees, incorporated by reference to Exhibit 10.11 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.
10.11
Form of Indemnification Agreement by and between Ultimate Electronics and each of William J. Pearse, J. Edward McEntire, David J. Workman, Alan E. Kessock, Neal A. Bobrick, Robert W. Beale, Randall F. Bellows, Clarence D. Hein and Larry D. Strutton, incorporated by reference to Exhibit 10.12 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.
10.12
Lease Agreement, dated April 1, 1989, by and between Ultimate Electronics and Pearse Investment Company, L.L.L.P. (successor in interest to William J. and Barbara A. Pearse), incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.
10.13
Lease Agreement, dated October 13, 1989, by and between Ultimate Electronics and Pearse Investment Company, L.L.L.P. (successor in interest to William J. and Barbara A. Pearse), incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.
10.14
Lease Agreement, dated February 28, 2001, by and between Ultimate Electronics and Pearse Investment Company, L.L.L.P., incorporated by reference to Exhibit 99.1 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2001.
10.15	Ultimate Electronics, Inc. Bonus Plans for Fiscal Years Ended January 31, 2003 and January 31, 2004.*
10.16
Exclusive Endorsement Agreement, dated September 1, 2002, by and between Ultimate Electronics and David J. Workman, incorporated by reference to Ultimate Electronics' Quarterly Report on Form 10-Q, filed with the Commission on December 16, 2002.
21.1	Subsidiaries of the Company.*
23.1	Consent of Ernst & Young LLP.*
24.1	Power of Attorney (included in signature page).
99.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

*
Filed herewith.