Form 10-Q
period 2003-04-30
ULTIMATE ELECTRONICS INC
filed 2003-06-16
CIK 911626

Use these links to rapidly review the document
Ultimate Electronics, Inc. Form 10-Q Index

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 30, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act): Yes ☒    No ☐

The number of outstanding shares of common stock as of June 12, 2003 was 14,660,329.

Ultimate Electronics, Inc.
Form 10-Q
Index

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTIMATE ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	April 30, 2003	January 31, 2003
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$3,415	$2,659
Accounts receivable, net	40,034	36,184
Merchandise inventories, net	105,838	106,754
Other current assets	3,640	4,808

Total current assets	152,927	150,405
Property and equipment, net	142,937	141,387
Other long-term assets	2,774	2,807

Total assets	$298,638	$294,599

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$29,263	$36,525
Accrued liabilities	23,446	31,047
Deferred revenue	792	918
Other current liabilities	130	126

Total current liabilities	53,631	68,616
Revolving line of credit	28,949	8,320
Deferred revenue, less current portion	217	372
Capital lease obligations, including related parties, less current portion	1,395	1,420
Other long-term liabilities	2,204	2,204

Total long-term liabilities	32,765	12,316
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share Authorized shares—10,000,000 No shares issued and outstanding	—	—
Common stock, par value $.01 per share Authorized shares—40,000,000 Issued and outstanding shares: 14,580,682 at April 30, 2003 and January 31, 2003	146	146
Additional paid-in capital	164,290	164,291
Retained earnings	47,806	49,230

Total stockholders' equity	212,242	213,667

Total liabilities and stockholders' equity	$298,638	$294,599

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended April 30,
	2003	2002
Sales	$155,685	$142,173
Cost of goods sold	104,776	95,499

Gross profit	50,909	46,674
Selling, general and administrative expenses	53,160	44,472

Income (loss) from operations	(2,251)	2,202
Interest expense	45	193

Income (loss) before taxes and cumulative effect of change in accounting principle	(2,296)	2,009
Income tax expense (benefit)	(872)	763

Income (loss) before cumulative effect of change in accounting principle	(1,424)	1,246
Cumulative effect of change in accounting principle	—	(1,587)

Net loss	$(1,424)	$(341)

Loss per share—basic	$(.10)	$(.03)
Loss per share—diluted	$(.10)	$(.03)
Weighted average shares outstanding—basic	14,580,727	11,248,376
Weighted average shares outstanding—diluted	14,580,727	11,248,376

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended April 30,
	2003	2002
Cash Flows from Operating Activities:
Net cash used in operating activities	$(14,495)	$(14,117)
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(5,357)	(10,323)

Net cash used in investing activities	(5,357)	(10,323)
Cash Flows from Financing Activities:
Net borrowings under revolving line of credit	20,629	25,318
Principal payments on capital lease obligations	(21)	(27)
Proceeds from exercise of stock options	—	132

Net cash provided by financing activities	20,608	25,423

Net increase in cash and cash equivalents	756	983
Cash and cash equivalents at beginning of period	2,659	2,694

Cash and cash equivalents at end of period	$3,415	$3,677

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

April 30, 2003

1. Significant Accounting Policies

  Background

        Ultimate Electronics, Inc. is a leading specialty retailer of consumer electronics and home entertainment products located in the Rocky Mountain, Midwest and Southwest regions of the United States. The Company currently operates 58 stores, including 40 stores in Arizona, Idaho, Illinois, Iowa, Minnesota, Missouri, Nevada, New Mexico, Oklahoma, South Dakota, Texas and Utah under the trade name Ultimate Electronics, 11 stores in Colorado under the trade name SoundTrack and seven stores in Minnesota under the trade name Audio King.

        The accompanying unaudited condensed consolidated financial statements of Ultimate Electronics, Inc. should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 2003. Significant accounting policies disclosed therein have not changed except as discussed in Note 2. The Company's unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the Company's opinion, the statements include all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of consumers. As is the case with many other retailers, the Company's sales and profits have been greatest in the fourth quarter (which includes the holiday selling season). For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2003 and other filings with the Securities and Exchange Commission.

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

  Revenue Recognition

        The Company sells consumer electronics and home entertainment products, and along with the sale of this merchandise, offers and sells installation services and/or warranties, which can be purchased separately by the customer and which are separately priced off a standard price list. Revenues from non-merchandise components represent approximately 6% of the Company's total sales. Revenue is recognized at the time the customer takes possession of the merchandise or such merchandise is delivered to the customer. The Company recognizes revenues from services, such as home and mobile installation, home delivery and setup, and repair services, at the time the service is provided. Sales, which includes net warranty revenue, consists of gross sales less discounts, price guarantees, returns and allowances.

        The Company sells extended warranty contracts on behalf of a fully-insured unrelated party. The contracts extend beyond the normal manufacturer's warranty period, usually with terms of coverage (including the manufacturer's warranty period) between 12 and 60 months. The extended warranty contracts are administered by a third party and all performance obligations and risk of loss with respect to such contracts are the responsibility of such administrator and other parties. For extended warranty contracts entered into prior to February 1, 2000, the Company recognizes revenues, net of direct selling expenses, over the term of the obligor contracts, as the Company was deemed to be the obligor under the terms of its extended warranty master contract. Effective February 1, 2000, the Company reconstructed its extended warranty master contract with the administrator such that the extended warranty contracts sold after the effective date generally qualify as non-obligor contracts. The Company retains a commission which it now recognizes as revenue from the sale of these non-obligor contracts at the time of sale to the customers.

  Earnings Per Share of Common Stock

        The Company reports its earnings per share amounts in accordance with Statement No. 128, Earnings per Share (SFAS 128). Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of such equity instruments.

  Stock Based Compensation

        Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" (SFAS 123), establishes accounting and reporting standards for stock based employee compensation plans, as amended. As permitted by SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations, in accounting for its employee stock options. In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148), which amends SFAS 123 to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 25, "Interim Financial Reporting," to require disclosure in the significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income in annual and interim financial statements. The Company has implemented all required disclosures of SFAS 148 in the accompanying consolidated financial statements.

        The Company's pro forma information, amortizing the fair value of the options over their vesting period, is as follows:

	Three Months Ended April 30,
	2003	2002
Net loss as reported	$(1,424)	$(341)
SFAS 123 compensation expense, net of tax	(377)	(313)

Pro forma net loss	$(1,801)	$(654)

Basic loss per share as reported	$(.10)	$(.03)
Pro forma basic loss per share	(.12)	(.06)
Diluted loss per share	(.10)	(.03)
Pro forma diluted loss per share	(.12)	(.06)

        For a detailed description regarding the assumptions used to calculate the compensation expense noted above, refer to Note 7 in the Company's Annual Report on Form 10-K for the year ended January 31, 2003.

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

  Advertising Costs

        In accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs," all advertising costs are deferred until the first time the advertising takes place. The Company reduces advertising expense with cooperative advertising from its vendors. The Company's cooperative advertising from its vendors consists of three basic types: (i) market development funds of a fixed amount per period; (ii) cooperative advertising credits that are deducted from each invoice; and (iii) cooperative advertising funds that are accrued for as purchases are made and are collected either monthly, quarterly, semi-annually or annually. The Company often provides proof of performance of advertising to its vendors. Cooperative advertising payments vary with individual programs and with individual vendors.

        As discussed in Note 2 to the Company's January 31, 2003 Annual Report on Form 10-K, the Company elected to adopt early, effective February 1, 2002, the provisions of EITF 02-16, "Accounting by Customer (including a Reseller) for Certain Consideration Received from a Vendor" (EITF 02-16).

        The amount of the Company's cooperative advertising receivable at April 30, 2003 and January 31, 2003 is as follows:

	April 30, 2003	January 31, 2003
Cooperative advertising receivable	$17,060	$13,694

        The amounts of cooperative advertising that are being netted against advertising expense for the three months ended April 30, 2003 and 2002 are as follows:

	Three Months Ended April 30,
	2003	2002
Gross advertising expense	$13,768	$13,298
Cooperative advertising	(8,734)	(8,445)

Net advertising expense	$5,034	$4,853

2. New Accounting Pronouncements

  Accounting for Asset Retirement Obligations (SFAS 143)

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal periods beginning after June 15, 2002. The Company adopted SFAS 143 on February 1, 2003. The adoption of SFAS 143 had no impact on the consolidated financial position, results of operations or cash flows of the Company.

  Rescission of Statements 4, 44 and 62 (SFAS 145)

        In April 2002, the FASB issued Statement 145, "Rescission of Statements 4, 44 and 62" ("SFAS 145"). SFAS 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt, "Statement 44, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements, "and Statement 62, "Accounting for Intangible Assets of Motor Carriers". SFAS 145 requires gains and losses on extinguishment of debt to be classified as either extraordinary items or in continuing operations in accordance with the provisions of APB 30. Further, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented, that does not meet the criteria in APB 30 for extraordinary item classification, is required to be reclassified to continuing operations. SFAS 145 also amends Statement 13, "Accounting for Leases" to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The provisions of FAS 145 related to the recession of Statement 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 on February 1, 2003. The impact of the adoption was to reclassify a $254,000 loss on extinguishment of debt recorded on the January 31, 2001 consolidated financial statement of income from an extraordinary item to interest expense.

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

  Consolidation of Variable Interest Entities (FIN 46)

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), an interpretation of Accounting Research Bulletin No. 51, to address the consolidation issues around certain types of entities, including variable interest entities ("VIE"). FIN 46 requires a VIE to be consolidated if the Company's variable interest (i.e. investment in the entity) will absorb a majority of the entity's expected losses and/or residual returns if they occur. FIN 46 is applicable immediately to any VIE formed after January 31, 2003 and must be applied in the third quarter 2003 to any such entity created before February 1, 2003. The Company is reviewing the provisions of FIN 46 and does not expect its implementation to have a material effect on the financial position, results of operations or cash flows of the Company.

3. Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Some statements contained in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements include statements relating to, among other things:

  •
  our growth strategy and plans regarding opening new stores and relocating and expanding existing stores;

  •
  estimated capital expenditures and costs related to the opening of new stores and the relocation and expansion of existing stores;

  •
  timing and costs of the implementation of our new management information system;

  •
  the sufficiency of our cash flows from operations and borrowings from our revolving line of credit to fund our operations, debt repayment and anticipated expansion;

  •
  the impact of inflation;

  •
  the reliability of the Black-Scholes option valuation model;

  •
  the effects of the holiday selling season;

  •
  the impact of new accounting pronouncements;

  •
  our belief that the complaint filed on April 7, 2003 in a purported securities class action lawsuit is without merit and our intention to defend it vigorously; and

  •
  the cause of the decrease in comparable store sales for the quarter ended April 30, 2003.

        These forward-looking statements are subject to numerous risks, uncertainties and assumptions, including local, regional and national economic conditions; the availability of new products; competition in our targeted markets; the availability of adequate financial resources; the timing of new store openings; weather conditions in our markets; and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2003. We disclaim any obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

  Results of Operations

        Sales.    Sales for the three months ended April 30, 2003 increased 10% to $155.7 million from $142.2 million for the three months ended April 30, 2002. The increase in sales was primarily due to sales from the 12 new stores we opened in the prior year. Sales of comparable stores were down 8% for the three months ended April 30, 2003. We believe the decrease in comparable store sales was primarily due to the effects of the war in Iraq and a weak economy. Comparable store sales include sales for stores open at least 13 months and exclude (i) sales for stores recently relocated and expanded until 13 months after completion and (ii) sales for stores in new markets until 13 months after 75% of the initial number of stores planned for the market have opened. Of the 58 stores we had open as of April 30, 2003, 41 were considered comparable stores.

        Gross Profit.    Gross profit for the three months ended April 30, 2003 increased 9% to $50.9 million (32.7% of sales) from $46.7 million (32.8% of sales) for the three months ended April 30, 2002. During the quarter, our gross margins by product category remained stable compared to the same period of the prior year. Reduced amortization of warranties sold prior to February 1, 2000 negatively impacted our margins by 27 basis points.

        Selling, General and Administrative.    Selling, general and administrative expenses for the three months ended April 30, 2003 were $53.2 million (34.2% of sales) compared to $44.5 million (31.3% of sales) for the three months ended April 30, 2002. Fixed expenses such as occupancy, depreciation and salaries increased by approximately 190 basis points as a percentage of sales over the first quarter of the prior year due to lower than anticipated sales for the quarter and increased costs associated with the 12 new stores opened in the latter half of last year. Additionally, insurance costs for the quarter ended April 30, 2003 increased 60 basis points as a percentage of sales due to the rising costs of healthcare.

        Income From Operations.    As a result of the foregoing, we recorded a loss from operations of $2.3 million (1.5% of sales) for the three months ended April 30, 2003 compared to income from operations of $2.2 million (1.5% of sales) for the three months ended April 30, 2002.

        Interest Expense.    We recorded interest expense of $45,000 for the three months ended April 30, 2003, compared to interest expense of $193,000 for the three months ended April 30, 2002 primarily due to lower amounts outstanding on our revolving line of credit in the current year. We had no interest income during either period.

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

        Income Taxes.    Our effective tax rate was 38.0% in both the three months ended April 30, 2003 and the three months ended April 30, 2002.

        Net Loss.    Our net loss was $1.4 million for the three months ended April 30, 2003 compared to a net loss of $341,000 for the three months ended April 30, 2002 for the reasons described above.

  Liquidity and Capital Resources

        Historically, our primary sources of liquidity for funding expansion and growth have been net cash from operations, revolving credit lines, term debt and issuances of common stock. Our primary cash requirements are related to expenditures for new store openings, the relocation and/or remodeling of existing store locations, inventory build-up prior to the holiday selling season and information technology systems. Expenditures for new store openings include leasehold improvements, fixtures and equipment, additional inventory requirements, preopening expenses and selling, general and administrative expenses. We currently operate a total of 58 stores in 13 states.

        Net cash used in operating activities was $14.5 million for the three months ended April 30, 2003 compared to net cash used in operating activities of $14.1 million for the three months ended April 30, 2002.

        Net cash used in investing activities was $5.4 million for the three months ended April 30, 2003, compared to $10.3 million for the three months ended April 30, 2002 primarily for capital expenditures for new store openings and continued implementation of our new management information system.

        Total capital expenditures for fiscal 2004 are expected to be between $35 and $40 million, primarily for new store openings, several remodels of our existing stores and completion of the implementation of our new management information system. We currently plan to open seven new stores in fiscal 2004 and to remodel our two Las Vegas stores in addition to the relocation and expansion of our Rochester, Minnesota store in March 2003. We have signed leases for all of the new store locations. The cost of new stores is anticipated to average approximately $3.4 million per store during fiscal 2004, which amount includes leasehold improvements, fixtures and equipment, inventory (net of payables) and preopening expenses. Leasehold improvements and fixtures and equipment are expected to average approximately $2.2 million per store, depending on tenant allowances. The inventory requirement for each new store is expected to average approximately $1.6 million, approximately $750,000 of which will be financed through trade credits from our vendors. Preopening expenses for new stores are expected to average approximately $350,000, and include costs for advertising prior to opening and recruitment and training of new employees. If we relocate existing stores, preopening costs are expected to average $150,000 and will be higher if we are required to terminate existing store leases prior to their maturity. Total capital expenditures for fiscal 2004 also include capital expenditures of approximately $4.0 million anticipated to complete the implementation of our new management information system. Through April 30, 2003, we have expended a total of approximately $21.7 million on our new management information system. We expect to complete the final implementation of our new management information system by the end of summer 2003. We expect to incur costs of approximately $1.2 million as we complete training for our new management information system and for costs to write-off our old system.

        Net cash provided by financing activities was $20.6 million for the three months ended April 30, 2003 compared to net cash provided by financing activities of $25.4 million for the three months ended April 30, 2002, primarily related to net borrowings on our revolving line of credit.

        We currently have an $80 million credit agreement with Wells Fargo Finance, LLC, which expires in September 2004. Borrowings under this revolving line of credit are limited to the lesser of (i) $80 million or (ii) 75% of eligible inventory plus the lesser of 75% of eligible accounts receivable and $2.5 million. Amounts borrowed bear interest, payable monthly, based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. Our weighted average interest rate was 3.9% at April 30, 2003. Inventories, bank accounts, accounts receivable, equipment, intangibles, negotiable instruments, investment property, intellectual property and equity interests in our subsidiaries secure the borrowings. The facility includes negative covenants that restrict our ability to incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase our capital stock, issue guarantees, sell or otherwise dispose of assets and engage in transactions with affiliates without the written consent of the bank. The facility also contains covenants regulating our gross margins, inventory levels, tangible net worth and capital expenditures. As of April 30, 2003, we had a borrowing base of $80 million, of which approximately $28.9 million was outstanding, and we were in compliance with all borrowing covenants.

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

  Impact of Inflation

        We believe that inflation has not had a significant effect on our results of operations during the last few years. We cannot predict whether inflation will have an impact on our results of operations in the future.

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

        Cash and Cash Equivalents.    As of April 30, 2003, we had $3.4 million in cash and cash equivalents, which was not restricted and in various non-interest bearing accounts. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Outstanding Debt of the Company.    We are exposed to market risk due to changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes. We have an $80 million revolving line of credit. Amounts borrowed under the $80 million revolving line of credit bear interest based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. Borrowings under this credit facility were $28.9 million as of April 30, 2003. An increase in the interest rate on our revolving line of credit of 39 basis points (a 10% change from the bank's reference rate as of April 30, 2003) would have no material effect on our operating results. We have not hedged against interest rate changes.

Item 4. Controls and Procedures

        During the 90-day period prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in providing reasonable assurance (based on our management's evaluation of the costs and benefits of possible controls and procedures) that we are able to record, process, summarize and report the information required in our quarterly and annual reports under the Securities Exchange Act of 1934. The Chief Executive Officer and Chief Financial Officer have concluded that the evaluation has provided them with reasonable assurance that our disclosure controls and procedures are effective.

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

Ultimate Electronics, Inc.
Date: June 13, 2003	By:	/s/ ALAN E. KESSOCK Alan E. Kessock Senior Vice President, Chief Financial Officer, Secretary and a Director (Principal Financial and Accounting Officer)

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

Date: June 13, 2003

/s/ J. EDWARD MCENTIRE J. Edward McEntire

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

Date: June 13, 2003

/s/ ALAN E. KESSOCK Alan E. Kessock

EXHIBIT INDEX

Exhibit No.	Item
99	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002