Form 10-K/A
period 2003-01-31
ULTIMATE ELECTRONICS INC
filed 2003-06-25
CIK 911626

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -------------------------------

                                  FORM 10-K/A-1
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JANUARY 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         COMMISSION FILE NUMBER 0-22532

                         -------------------------------

                           ULTIMATE ELECTRONICS, INC.
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                     84-0585211
(State of Incorporation or Organization)    (I.R.S. Employer Identification No.)
    321 W. 84th Avenue, Suite A                             80260
           Thornton, CO                                   (Zip Code)
(Address of principal executive office)

       Registrant's telephone number, including area code: (303) 412-2500

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                            $.01 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|   No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes |X|   No |_|

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $190,182,720 as of July 31, 2002, based on the closing price of the shares on the Nasdaq Stock Market of $15.25 on that date.

     The number of shares of Common Stock outstanding as of April 18, 2003 was 14,580,682.

================================================================================

                                EXPLANATORY NOTE


     This Form 10-K/A-1 is being filed to amend the Company's Form 10-K solely for the purpose of fixing clerical errors in two exhibits and on the cover of the Form 10-K. This amendment speaks as of the original filing date of our annual report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this amendment to be signed June 24, 2003 on its behalf by the undersigned, thereunto duly authorized.


                                    ULTIMATE ELECTRONICS, INC.


                                    By: /S/ ALAN E. KESSOCK
                                       ---------------------------------------
                                        Alan E. Kessock
                                        Senior Vice President Finance and
                                        Administration, Chief Financial
                                        Officer, Secretary and Treasurer

                                 CERTIFICATIONS

      I, J. Edward McEntire, certify that:

      1. I have reviewed this report on Form 10-K/A-1 of Ultimate Electronics, Inc. ("Registrant");

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

Date: June 24, 2003                       /S/ J. EDWARD MCENTIRE
                                          ------------------------------------
                                          J. Edward McEntire
                                          Chief Executive Officer

      I, Alan E. Kessock, certify that:

      1. I have reviewed this annual report on Form 10-K/A-1 of Ultimate Electronics, Inc. ("Registrant");

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

Date: June 24, 2003                       /S/ ALAN E. KESSOCK
                                          ------------------------------------
                                          Alan E. Kessock
                                          Senior Vice President Finance and
                                          Administration, Chief Financial
                                          Officer, Secretary and Treasurer
                                          (Principal Financial Officer)