Form 10-Q
period 2003-07-31
ULTIMATE ELECTRONICS INC
filed 2003-09-15
CIK 911626

Use these links to rapidly review the document
Ultimate Electronics, Inc. Form 10-Q Index

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 31, 2003
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

        The number of outstanding shares of common stock as of September 12, 2003 was 14,662,329.

Ultimate Electronics, Inc.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTIMATE ELECTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	July 31, 2003	January 31, 2003
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,474	$2,659
Accounts receivable, net	35,892	36,184
Merchandise inventories, net	98,053	106,754
Other current assets	3,458	4,808

Total current assets	139,877	150,405
Property and equipment, net	148,753	141,387
Other long-term assets	2,748	2,807

Total assets	$291,378	$294,599

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$48,419	$36,525
Accrued liabilities	25,634	31,047
Deferred revenue	661	918
Other current liabilities	133	126

Total current liabilities	74,847	68,616
Revolving line of credit	1,757	8,320
Deferred revenue, less current portion	94	372
Capital lease obligations, including related parties, less current portion	1,369	1,420
Other long-term liabilities	2,205	2,204

Total long-term liabilities	5,425	12,316
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share Authorized shares — 10,000,000 No shares issued and outstanding	—	—
Common stock, par value $.01 per share Authorized shares — 40,000,000 Issued and outstanding shares: 14,660,829 at July 31, 2003 and 14,580,682 at January 31, 2003	147	146
Additional paid-in capital	164,973	164,291
Retained earnings	45,986	49,230

Total stockholders' equity	211,106	213,667

Total liabilities and stockholders' equity	$291,378	$294,599

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Sales	$154,219	$142,022	$309,904	$284,195
Cost of goods sold	101,983	93,948	206,759	189,447

Gross profit	52,236	48,074	103,145	94,748
Selling, general and administrative expenses	55,128	49,609	108,288	94,081

Income (loss) from operations	(2,892)	(1,535)	(5,143)	667
Interest income	—	(86)	—	(86)
Interest expense	44	47	89	240

Income (loss) before taxes and cumulative effect of change in accounting principle	(2,936)	(1,496)	(5,232)	513
Income tax expense (benefit)	(1,116)	(567)	(1,988)	196

Income (loss) before cumulative effect of change in accounting principle	(1,820)	(929)	(3,244)	317
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(1,587)

Net loss	$(1,820)	$(929)	$(3,244)	$(1,270)

Earnings (loss) per share before cumulative effect of change in accounting principle — basic	$(.12)	$(.07)	$(.22)	$.02
Earnings (loss) per share before cumulative effect of change in accounting principle — diluted	$(.12)	$(.07)	$(.22)	$.02
Loss per share—basic	$(.12)	$(.07)	$(.22)	$(.10)
Loss per share—diluted	$(.12)	$(.07)	$(.22)	$(.10)
Weighted average shares outstanding—basic	14,634,482	14,284,910	14,608,050	12,791,808
Weighted average shares outstanding—diluted	14,634,482	14,284,910	14,608,050	13,099,476

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended July 31,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(3,244)	$(1,270)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,704	6,193
Changes in operating assets and liabilities:
Accounts receivable	292	(5,514)
Merchandise inventories	8,701	(17,894)
Prepaid expenses and other	1,350	(1,239)
Other assets	(8)	(89)
Accounts payable, accrued and other liabilities	5,946	13,373

Net cash provided by (used in) operating activities	20,741	(6,440)
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(15,003)	(27,296)

Net cash used in investing activities	(15,003)	(27,296)
Cash Flows from Financing Activities:
Net repayments under revolving line of credit	(6,563)	(35,222)
Principal payments on capital lease obligations	(43)	(56)
Proceeds from issuance of common stock	—	85,522
Proceeds from exercise of stock options	683	337

Net cash (used in) provided by financing activities	(5,923)	50,581

Net (decrease) increase in cash and cash equivalents	(185)	16,845
Cash and cash equivalents at beginning of period	2,659	2,694

Cash and cash equivalents at end of period	$2,474	$19,539

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
July 31, 2003

1.     Significant Accounting Policies

Background

        Ultimate Electronics, Inc. is a leading specialty retailer of consumer electronics and home entertainment products located in the Rocky Mountain, Midwest and Southwest regions of the United States. At July 31, 2003, the company operated 58 stores, including 40 stores in Arizona, Idaho, Illinois, Iowa, Minnesota, Missouri, Nevada, New Mexico, Oklahoma, South Dakota, Texas and Utah under the trade name Ultimate Electronics, 11 stores in Colorado under the trade name SoundTrack and seven stores in Minnesota under the trade name Audio King.

        The accompanying unaudited condensed consolidated financial statements of Ultimate Electronics, Inc. should be read in conjunction with the company's consolidated financial statements for the year ended January 31, 2003. Significant accounting policies disclosed therein have not changed except as discussed in Note 2. The company's unaudited condensed consolidated financial statements have been prepared by the company in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the company's opinion, the statements include all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. Seasonal fluctuations in sales of the company's products result primarily from the purchasing patterns of consumers. As is the case with many other retailers, the company's sales and profits have been greatest in the fourth quarter (which includes the holiday selling season). For further information, refer to the financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended January 31, 2003 and other filings with the Securities and Exchange Commission.

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

        The company sells extended warranty contracts on behalf of a fully-insured unrelated party. The contracts extend beyond the normal manufacturer's warranty period, usually with terms of coverage (including the manufacturer's warranty period) between 12 and 60 months. The extended warranty contracts are administered by a third party and all performance obligations and risk of loss with respect to such contracts are the responsibility of such administrator and other parties. For extended warranty contracts entered into prior to February 1, 2000, the company recognizes revenues, net of direct selling expenses, over the term of the obligor contracts, as the company was deemed to be the obligor under the terms of its extended warranty master contract. Effective February 1, 2000, the company reconstructed its extended warranty master contract with the administrator such that the extended warranty contracts sold after the effective date generally qualify as non-obligor contracts. The company retains a commission, which it now recognizes as revenue from the sale of these non-obligor contracts at the time of sale to the customers.

Earnings Per Share of Common Stock

        The company reports its earnings per share amounts in accordance with Statement No. 128, "Earnings per Share" (SFAS 128). Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of such equity instruments.

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

        The company's pro forma information, amortizing the fair value of the options over their vesting period, is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Net loss as reported	$(1,820)	$(929)	$(3,244)	$(1,270)
SFAS 123 compensation expense, net of tax	(339)	(330)	(716)	(643)

Pro forma net loss	$(2,159)	$(1,259)	$(3,960)	$(1,913)

Basic loss per share as reported	$(.12)	$(.07)	$(.22)	$(.10)
Pro forma basic loss per share	(.15)	(.09)	(.27)	(.15)
Diluted loss per share	(.12)	(.07)	(.22)	(.10)
Pro forma diluted loss per share	(.15)	(.09)	(.27)	(.15)

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

        The amounts of the company's cooperative advertising receivable at July 31, 2003 and January 31, 2003 are as follows:

	July 31, 2003	January 31, 2003
Cooperative advertising receivable	$17,485	$13,694

        The amounts of cooperative advertising that are being netted against advertising expense for the three and six months ended July 31, 2003 and 2002 are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Gross advertising expense	$13,498	$13,285	$27,266	$26,583
Cooperative advertising	(8,012)	(7,648)	(16,746)	(16,093)

Net advertising expense	$5,486	$5,637	$10,520	$10,490

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

Rescission of Statements 4, 44 and 62 (SFAS 145)

        In April 2002, the FASB issued Statement 145, "Rescission of Statements 4, 44 and 62" ("SFAS 145"). SFAS 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt, "Statement 44, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements, "and Statement 62, "Accounting for Intangible Assets of Motor Carriers". SFAS 145 requires gains and losses on extinguishment of debt to be classified as either extraordinary items or in continuing operations in accordance with the provisions of APB 30. Further, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented, that does not meet the criteria in APB 30 for extraordinary item classification, is required to be reclassified to continuing operations. SFAS 145 also amends Statement 13, "Accounting for Leases" to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 related to the recession of Statement 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The company adopted SFAS 145 on February 1, 2003. The impact of the adoption was to reclassify a $254,000 loss on extinguishment of debt recorded on the January 31, 2001 consolidated financial statement of income from an extraordinary item to interest expense.

Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146)

        In June 2002, the FASB Issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company commits to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the consolidated financial position, results of operations or cash flows of the company.

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

3.     Contingencies

        In re Ultimate Electronics, Inc. Securities Litigation.    On April 7, 2003, Howard Fisher filed a complaint against the company and three of its officers and directors in the United States District Court for the District of Colorado. The complaint is a purported class action lawsuit on behalf of purchasers of the company's common stock during the period between March 13, 2002 and August 8, 2002. As initially filed, the complaint sought damages for alleged violations of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. On May 30, 2003, the company moved to dismiss all claims asserted in the complaint. The Alaska Electrical Pension Fund ("AEPF"), which had been appointed as the lead plaintiff to represent the putative plaintiff class, responded to the Company's Motion to Dismiss by filing an amended complaint on August 11, 2003. In the amended complaint, AEPF asserts claims against the company and all of the Company's directors during the relevant period for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act. AEPF asserts that the Prospectus, dated April 30, 2002, for the company's 2002 public offering of common stock failed to disclose material facts that were required to be disclosed and contained false and misleading statements. The amended complaint seeks to recover unspecified monetary damages, an award of rescission or rescissory damages and an award of attorneys' fees, costs and prejudgment and post-judgment interest. On September 11, 2003, the company moved to dismiss all claims asserted by AEPF in the amended complaint. The company believes the lawsuit is without merit and intends to defend the matter vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Some statements contained in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements include statements relating to, among other things:

  •
  our growth strategy and plans regarding opening new stores and relocating, expanding or remodeling existing stores;

  •
  total estimated capital expenditures and primary cash requirements;

  •
  estimated capital expenditures and costs related to the opening of new stores and the relocation, expansion or remodeling of existing stores;

  •
  the sufficiency of our cash flows from operations and borrowings from our revolving line of credit to fund our operations, debt repayment and anticipated expansion;

  •
  available sources of financing;

  •
  the impact of inflation;

  •
  the reliability of the Black-Scholes option valuation model;

  •
  the effects of the holiday selling season;

  •
  the impact of new accounting pronouncements;

  •
  our belief that the complaint filed on April 7, 2003 and amended August 11, 2003 in a purported securities class action lawsuit is without merit and our intention to defend it vigorously; and

        These forward-looking statements are subject to numerous risks, uncertainties and assumptions, including local, regional and national economic conditions; comparable store sales and the success of new stores; terrorist acts and acts of war; the availability of new products; competition in our targeted markets; the availability of adequate financial resources; the timing of new store openings; weather conditions in our markets; our relationships with suppliers and vendors; the mix of consumer electronic merchandise sold in our stores; and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2003. We disclaim any obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

        Sales.    Sales for the three months ended July 31, 2003 increased 9% to $154.2 million from $142.0 million for the three months ended July 31, 2002. Sales for the six months ended July 31, 2003 increased 9% to $309.9 million from $284.2 million for the six months ended July 31, 2002. The increase in sales was primarily due to sales from the 12 new stores we opened in the latter half of 2002. Sales of comparable stores were down 10% and 9% for the three and six months ended July 31, 2003, respectively. Comparable store sales represent the percentage sales change from the same period in the prior year for stores open at least 13 months and exclude (i) sales for stores recently relocated and expanded until 13 months after completion and (ii) sales for stores in new markets until 13 months after 75% of the initial number of stores planned for the market have opened. Of the 58 stores we had open as of July 31, 2003, 41 were considered comparable stores.

        Gross Profit.    Gross profit for the three months ended July 31, 2003 increased 9% to $52.2 million (33.9% of sales) from $48.1 million (33.8% of sales) for the three months ended July 31, 2002. Amortization of warranties sold prior to February 1, 2000, negatively impacted our gross profit by 25 basis points. This impact was more than offset by strong installation revenues during the three months ended July 31, 2003, compared to the three months ended July 31, 2002. Gross profit for the six months ended July 31, 2003 increased 9% to $103.1 million (33.3% of sales) from $94.7 million (33.3% of sales) for the six months ended July 31, 2002.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended July 31, 2003 were $55.1 million (35.8% of sales) compared to $49.6 million (34.9% of sales) for the three months ended July 31, 2002. Fixed expenses such as occupancy, depreciation and salaries increased by approximately 220 basis points as a percentage of sales over the second quarter of the prior year due to lower than anticipated sales for the quarter and increased costs associated with the 12 new stores opened in the latter half of 2002. As a percentage of sales, insurance costs increased 16 basis points and training costs associated with the expected implementation of our new management information system increased 13 basis points. These increases for the quarter were partially offset by decreases as a percentage of sales in preopening expense (120 basis points), due to fewer new stores being opened this year, and net advertising expense (40 basis points). Selling, general and administrative expenses for the six months ended July 31, 2003 were $108.3 million (35.0% of sales) compared to $94.1 million (33.1% of sales) for the six months ended July 31, 2002. Fixed expenses such as occupancy, depreciation and salaries increased by approximately 210 basis points as a percentage of sales over the first half of the prior year due to lower than anticipated sales for the six months and increased costs associated with the 12 new stores opened in the latter half of 2002. For the six months ended July 31, 2003, insurance costs increased approximately 40 basis points as a percentage of sales, primarily due to rising costs of healthcare, and professional and legal fees increased approximately 20 basis points. The above increases in expenses as a percentage of sales for the six months were partially offset by decreases as a percentage of sales in preopening expense (60 basis points) and lower net advertising expense (30 basis points).

        Income (Loss) From Operations.    As a result of the foregoing, we recorded a loss from operations of $2.9 million (1.9% of sales) for the three months ended July 31, 2003 compared to a loss from operations of $1.5 million (1.1% of sales) for the three months ended July 31, 2002. We recorded a loss from operations of $5.1 million (1.7% of sales) for the six months ended July 31, 2003 compared to income from operations of $0.7 million (0.2% of sales) for the six months ended July 31, 2002.

        Interest Income.    We recorded no interest income for the three and six months ended July 31, 2003. We recorded interest income of $86,000 for both the three and six months ended July 31, 2002. We used a portion of the proceeds from our May 6, 2002 public offering to repay approximately $61.7 million then outstanding under our revolving line of credit.

        Interest Expense.    We recorded interest expense of $44,000 and $89,000 for the three and six months ended July 31, 2003, respectively, compared to interest expense of $47,000 and $240,000 for the three and six months ended July 31, 2002, respectively, primarily due to lower average amounts outstanding on our revolving line of credit in the current year.

        Income Taxes.    Our effective tax rate was 38.0% for the three and six month periods ended July 31, 2003 and July 31, 2002.

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

        Net Loss.    Our net loss was $1.8 million and $3.2 million for the three and six months ended July 31, 2003, respectively, compared to a net loss of $929,000 and $1.3 million for the three and six months ended July 31, 2002, respectively, for the reasons described above.

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

        Net cash provided by operating activities was $20.7 million for the six months ended July 31, 2003, compared to net cash used in operating activities of $6.4 million for the six months ended July 31, 2002, primarily related to the change in inventory levels from January 2003 to July 2003 compared to January 2002 to July 2002. Inventory levels increased from January 2002 to July 2002 as we opened eight new stores in July and August 2002. This year we plan to open one new store in September, five new stores in October and one in November. In addition, we reduced our store level of inventory this year by eliminating some models, principally in analog formats. We also reduced our computer inventory by approximately $2 million as we began phasing out this category.

        Net cash used in investing activities was $15.0 million for the six months ended July 31, 2003, compared to net cash used in investing activities of $27.3 million for the six months ended July 31, 2002, primarily for capital expenditures for new store openings and continued implementation of our new management information system.

        Total capital expenditures for fiscal 2004 are expected to be approximately $40 million, primarily for new store openings, several remodels of our existing stores and completion of the implementation of our new management information system. We currently plan to open seven new stores in fiscal 2004 and to remodel our two Las Vegas stores and our Minnetonka, Minnesota store. We also relocated and expanded our Rochester, Minnesota store in March 2003. We have signed leases for all of the new store locations. The cost of new stores is anticipated to average approximately $3.4 million per store during fiscal 2004, which amount includes leasehold improvements, fixtures and equipment, inventory (net of payables) and preopening expenses. Leasehold improvements and fixtures and equipment are expected to average approximately $2.2 million per store, depending on tenant allowances. The inventory requirement for each new store is expected to average approximately $1.5 million, approximately $750,000 of which will be financed through trade credits from our vendors. Preopening expenses for new stores are expected to average approximately $350,000, and include costs for advertising prior to opening and recruitment and training of new employees. If we relocate existing stores, preopening costs are expected to average $150,000 and will be higher if we are required to terminate existing store leases prior to their maturity. We have expended a total of approximately $23.5 million on our new management information system from inception of the project through July 31, 2003. We completed the implementation of our new management information system in September 2003. We incurred costs of approximately $0.5 million in August and September 2003, as we completed implementation training for our new management information system.

        Net cash used in financing activities was $5.9 million for the six months ended July 31, 2003 compared to net cash provided by financing activities of $50.6 million for the six months ended July 31, 2002. Net cash used in financing activities for the six months ended July 31, 2003 was primarily due to repayments under our revolving line of credit. Net cash provided by financing activities for the six months ended July 31, 2002 was primarily the result of the net proceeds we received from our May 6, 2002 offering, partially offset by the repayment of our revolving line of credit.

        We currently have an $80 million credit agreement with Wells Fargo Finance, LLC, which expires in September 2004. Borrowings under this revolving line of credit are limited to the lesser of (i) $80 million or (ii) 75% of eligible inventory plus the lesser of 75% of eligible accounts receivable and $2.5 million. Amounts borrowed bear interest, payable monthly, based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. Our weighted average interest rate was 3.6% at July 31, 2003. Inventories, bank accounts, accounts receivable, equipment, intangibles, negotiable instruments, investment property, intellectual property and equity interests in our subsidiaries secure the borrowings. The facility includes negative covenants that restrict our ability to incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase our capital stock, issue guarantees, sell or otherwise dispose of assets and engage in transactions with affiliates without the written consent of the bank. The facility also contains covenants regulating our gross margins, inventory levels, tangible net worth and capital expenditures. As of July 31, 2003, we had a borrowing base of approximately $71.3 million, of which approximately $1.8 million was outstanding, and we were in compliance with all borrowing covenants.

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

        Cash and Cash Equivalents.    As of July 31, 2003, we had $2.5 million in cash and cash equivalents, which was not restricted and in various non-interest bearing accounts. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Outstanding Debt of the Company.    We are exposed to market risk due to changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes. We have an $80 million revolving line of credit. Amounts borrowed under the $80 million revolving line of credit bear interest based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. Borrowings under this credit facility were $1.8 million as of July 31, 2003. An increase in the interest rate on our revolving line of credit of 36 basis points (a 10% change from the bank's reference rate as of July 31, 2003) would have no material effect on our operating results. We have not hedged against interest rate changes.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        In re Ultimate Electronics, Inc. Securities Litigation.    On April 7, 2003, Howard Fisher filed a complaint against the company and three of its officers and directors in the United States District Court for the District of Colorado. The complaint is a purported class action lawsuit on behalf of purchasers of the company's common stock during the period between March 13, 2002 and August 8, 2002. As initially filed, the complaint sought damages for alleged violations of Section 11 of the Securities Act, Section 10(b) of the Exchange Act, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. On May 30, 2003, the company moved to dismiss all claims asserted in the complaint. The Alaska Electrical Pension Fund ("AEPF"), which had been appointed as the lead plaintiff to represent the putative plaintiff class, responded to the company's Motion to Dismiss by filing an amended complaint on August 11, 2003. In the amended complaint, AEPF asserts claims against the company and all of the company's directors during the relevant period for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act. AEPF asserts that the Prospectus, dated April 30, 2002, for the company's 2002 public offering failed to disclose material facts that were required to be disclosed and contained false and misleading statements. The amended complaint seeks to recover unspecified monetary damages, an award of rescission or rescissory damages and an award of attorneys' fees, costs and prejudgment and post-judgment interest. On September 11, 2003, the company moved to dismiss all claims asserted by AEPF in the amended complaint. The company believes the lawsuit is without merit and intends to defend the matter vigorously.

Item 2. Changes in Securities.

        None

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        The 2003 Annual Meeting of Stockholders of Ultimate Electronics, Inc. was held on June 24, 2003. At the meeting, William J. Pearse, J. Edward McEntire and Clarence D. Hein were elected as Class III Directors for three-year terms expiring at the 2006 Annual Meeting of Stockholders. David J. Workman, Alan E. Kessock, Robert W. Beale, Randall F. Bellows and Larry D. Strutton continue in their respective terms as Directors of the company.

        The matters voted upon and passed at the meeting were (i) the election of the above noted Directors and (ii) the ratification of the appointment of Ernst & Young LLP as the company's independent public accountants for the fiscal year ending January 31, 2004. The results of the voting on these matters are outlined in the following table:

Proposal		Votes For	Votes Against/ Withheld	Votes Abstained	Broker Non-votes
(i)	Election of Directors:
	William J. Pearse	11,142,262	2,584,608	—	—
	J. Edward McEntire	12,219,162	2,507,708	—	—
	Clarence D. Hein	13,480,663	246,207	—	—
(ii)	Ratification of Ernst & Young LLP	12,750,592	153,768	1,684	—

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

  31.1
  Certification under Section 302 of the Sarbanes-Oxley Act of 2002

  31.2
  Certification under Section 302 of the Sarbanes-Oxley Act of 2002

  32
  Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8-K:

    On May 12, 2003, the company filed a Current Report on Form 8-K disclosing the first quarter 2003 results of sales and comparable store sales.

    On May 20, 2003, the company filed a Current Report on Form 8-K disclosing the financial impact of new accounting guidance for vendor allowances (EITF No. 02-16).

    On May 29, 2003, the company filed a Current Report on Form 8-K disclosing the first quarter 2003 earnings results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 15, 2003	Ultimate Electronics, Inc.
	By:	/s/ ALAN E. KESSOCK Alan E. Kessock Senior Vice President—Finance and Administration, Chief Financial Officer, Secretary, Treasurer and a Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Item
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002