Form 10-Q
period 2003-10-31
ULTIMATE ELECTRONICS INC
filed 2003-12-15
CIK 911626

Use these links to rapidly review the document
Ultimate Electronics, Inc. Form 10-Q Index

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 31, 2003
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

        The number of outstanding shares of common stock as of December 12, 2003 was 14,745,009.

Ultimate Electronics, Inc.
Form 10-Q
Index

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTIMATE ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	October 31, 2003	January 31, 2003
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$922	$2,659
Accounts receivable, net	44,568	36,184
Merchandise inventories, net	137,889	106,754
Other current assets	3,668	4,808

Total current assets	187,047	150,405
Property and equipment, net	159,553	141,387
Other long-term assets	2,714	2,807

Total assets	$349,314	$294,599

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$59,020	$36,525
Accrued liabilities	21,229	31,047
Revolving line of credit	59,940	—
Deferred revenue	521	918
Other current liabilities	137	126

Total current liabilities	140,847	68,616
Revolving line of credit	—	8,320
Deferred revenue, less current portion	16	372
Capital lease obligations, including related parties, less current portion	1,334	1,420
Deferred tax liability	2,204	2,204

Total long-term liabilities	3,554	12,316
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share
Authorized shares—10,000,000
No shares issued and outstanding	—	—
Common stock, par value $.01 per share
Authorized shares—40,000,000
Issued and outstanding shares: 14,664,329 at October 31, 2003 and 14,580,682 at January 31, 2003	147	146
Additional paid-in capital	164,995	164,291
Retained earnings	39,771	49,230

Total stockholders' equity	204,913	213,667

Total liabilities and stockholders' equity	$349,314	$294,599

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Sales	$159,703	$177,778	$469,607	$461,973
Cost of goods sold	106,739	117,290	313,498	306,737

Gross profit	52,964	60,488	156,109	155,236
Selling, general and administrative expenses	62,883	59,792	171,171	153,873

Income (loss) from operations	(9,919)	696	(15,062)	1,363
Interest income	—	(32)	—	(118)
Interest expense	105	47	194	287

Income (loss) before taxes and cumulative effect of change in accounting principle	(10,024)	681	(15,256)	1,194
Income tax expense (benefit)	(3,809)	259	(5,797)	455

Income (loss) before cumulative effect of change in accounting principle	(6,215)	422	(9,459)	739
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(1,587)

Net income (loss)	$(6,215)	$422	$(9,459)	$(848)

Earnings (loss) per share before cumulative effect of change in accounting principle—basic	$(.42)	$.03	$(.65)	$.06
Earnings (loss) per share before cumulative effect of change in accounting principle—diluted	$(.42)	$.03	$(.65)	$.05
Earnings (loss) per share—basic	$(.42)	$.03	$(.65)	$(.06)
Earnings (loss) per share—diluted	$(.42)	$.03	$(.65)	$(.06)
Weighted average shares outstanding—basic	14,662,199	14,507,248	14,626,298	13,369,905
Weighted average shares outstanding—diluted	14,662,199	14,671,583	14,626,298	13,644,772

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended October 31,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(9,459)	$(848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,023	9,672
Changes in operating assets and liabilities:
Accounts receivable	(8,384)	(10,591)
Merchandise inventories	(31,135)	(24,399)
Prepaid expenses and other	1,140	(2,729)
Other assets	(8)	(161)
Accounts payable, accrued and other liabilities	11,924	5,763

Net cash used in operating activities	(23,899)	(23,293)
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(30,088)	(42,517)

Net cash used in investing activities	(30,088)	(42,517)
Cash Flows from Financing Activities:
Net proceeds (repayments) under revolving line of credit	51,620	(19,791)
Principal payments on capital lease obligations	(75)	(84)
Proceeds from issuance of common stock	—	85,522
Proceeds from exercise of stock options	705	428

Net cash provided by financing activities	52,250	66,075

Net (decrease) increase in cash and cash equivalents	(1,737)	265
Cash and cash equivalents at beginning of period	2,659	2,694

Cash and cash equivalents at end of period	$922	$2,959

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 31, 2003

1. Significant Accounting Policies

Background

        Ultimate Electronics, Inc. is a leading specialty retailer of consumer electronics and home entertainment products located in the Rocky Mountain, Midwest and Southwest regions of the United States. The company operates 65 stores, including 54 stores in Arizona, Idaho, Illinois, Iowa, Kansas, Minnesota, Missouri, Nevada, New Mexico, Oklahoma, South Dakota, Texas and Utah under the trade name Ultimate Electronics and 11 stores in Colorado under the trade name SoundTrack. In addition, the company operates Fast Trak, Inc., an independent electronics repair company and a wholly owned subsidiary of Ultimate Electronics, Inc.

        The accompanying unaudited condensed consolidated financial statements of Ultimate Electronics, Inc. should be read in conjunction with the company's consolidated financial statements for the year ended January 31, 2003. Significant accounting policies disclosed therein have not changed except as discussed in Note 2. The company's unaudited condensed consolidated financial statements have been prepared by the company in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the company's opinion, the financial statements include all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. Seasonal fluctuations in sales of the company's products result primarily from the purchasing patterns of consumers. As is the case with many other retailers, the company's sales and profits have been greatest in the fourth quarter (which includes the holiday selling season). For further information, refer to the financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended January 31, 2003 and other filings with the Securities and Exchange Commission.

Principles of Consolidation

        The unaudited condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

New Store Openings

        The company opened six new stores during the third quarter. The company opened one new store in September 2003 in Maple Grove, Minnesota, and five new stores in October 2003 (two in Austin, Texas, two in Kansas City and one in Wichita, Kansas). On November 19, 2003, the company opened its third store in the Kansas City market, for a total of seven new stores for the year.

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

Stock Based Compensation

        Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" (SFAS 123), establishes accounting and reporting standards for stock based employee compensation plans, as amended. As permitted by SFAS 123, the company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations, in accounting for its employee stock options. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148), which amends SFAS 123 to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 25, "Interim

Financial Reporting," to require disclosure in the significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income in annual and interim financial statements. The company has implemented all required disclosures of SFAS 148 in the accompanying consolidated financial statements.

        The company's pro forma information, amortizing the fair value of the options over their vesting period, is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Net income (loss) as reported	$(6,215)	$422	$(9,459)	$(848)
SFAS 123 compensation expense, net of tax	(344)	(376)	(1,060)	(1,019)

Pro forma net income (loss)	$(6,559)	$46	$(10,519)	$(1,867)

Basic earnings (loss) per share as reported	$(.42)	$.03	$(.65)	$(.06)
Pro forma basic earnings (loss) per share	(.45)	.00	(.72)	(.14)
Diluted earnings (loss) per share	(.42)	.03	(.65)	(.06)
Pro forma diluted earnings (loss) per share	(.45)	.00	(.72)	(.14)

        For a detailed description regarding the assumptions used to calculate the compensation expense noted above, refer to Note 7 in the company's Annual Report on Form 10-K for the year ended January 31, 2003.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Inventories

        The company states merchandise inventories at the lower of cost (weighted average cost) or market. Inventories are presented net of an allowance for obsolescence of $1.6 million and $2.1 million at October 31, 2003 and January 31, 2003, respectively.

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

        As discussed in Note 2 to the company's January 31, 2003 Annual Report on Form 10-K, the company elected to adopt early, effective February 1, 2002, the provisions of EITF 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" (EITF 02-16).

        The amounts of the company's cooperative advertising receivable at October 31, 2003 and January 31, 2003 are as follows:

	October 31, 2003	January 31, 2003
Cooperative advertising receivable	$21,695	$13,964

        The amounts of cooperative advertising that are being netted against advertising expense for the three and nine months ended October 31, 2003 and 2002 are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Gross advertising expense	$16,204	$17,364	$43,471	$43,947
Cooperative advertising	(8,379)	(9,688)	(25,126)	(25,781)

Net advertising expense	$7,825	$7,676	$18,345	$18,166

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

Rescission of Statements 4, 44 and 62 (SFAS 145)

        In April 2002, the FASB issued Statement 145, "Rescission of Statements 4, 44 and 62" ("SFAS 145"). SFAS 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt", Statement 44, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements", and Statement 62, "Accounting for Intangible Assets of Motor Carriers". SFAS 145 requires gains and losses on extinguishment of debt to be classified as either extraordinary items or in continuing operations in accordance with the provisions of APB 30. Further, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented, that does not meet the criteria in APB 30 for extraordinary item classification, is required to be reclassified to continuing operations. SFAS 145 also amends Statement 13, "Accounting for Leases", to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 related to the recession of Statement 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The company adopted SFAS 145 on February 1, 2003. The impact of the adoption was to reclassify a $254,000 loss on extinguishment of debt recorded on the January 31, 2001 consolidated financial statement of income from an extraordinary item to interest expense.

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

Consolidation of Variable Interest Entities (FIN 46)

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), an interpretation of Accounting Research Bulletin No. 51, to address the consolidation issues around certain types of entities, including variable interest entities ("VIE"). FIN 46 requires a VIE to be consolidated if the company's variable interest (i.e. investment in the entity) will absorb a majority of the entity's expected losses and/or residual returns if they occur. The consolidation requirements of FIN 46 were originally applicable to the company effective August 1, 2003. On September 17, 2003, the FASB issued a limited deferral of FIN 46 to public companies until the end of the first interim or annual period ending after December 15, 2003, provided certain conditions are met. The company has reviewed the provisions of FIN 46 and does not expect its implementation to have any material impact on the financial position, results of operations or cash flows of the company.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150)

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for financial instruments that represent, or are indexed to, an obligation to buy back the issuer's shares, regardless whether the instrument is settled on a net-cash or gross physical basis. This includes mandatorily redeemable equity instruments, written options that give the counterparty the right to require the issuer to buy back shares, and forward contracts that require the issuer to purchase shares. Additionally, SFAS 150 requires liability classification for obligations that can be settled in shares and meet certain additional criteria. SFAS 150 is effective immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The implementation of the provisions of SFAS 150 did not have any material impact on the financial position, results of operations or cash flows of the company.

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

  •
  the resolution of performance issues with respect to our new management information system;

  •
  our growth strategy and plans regarding opening new stores and relocating, expanding or remodeling existing stores;

  •
  total estimated capital expenditures and primary cash requirements;

  •
  estimated capital expenditures and costs related to the opening of new stores and the relocation, expansion or remodeling of existing stores;

  •
  the sufficiency of our cash flows from operations and availability under our revolving line of credit to fund our operations, debt repayment and anticipated expansion;

  •
  the timing of the completion of the mortgaging of our Thornton, Colorado facility;

  •
  available sources of financing;

  •
  the impact of inflation;

  •
  the reliability of the Black-Scholes option valuation model;

  •
  the effects of the holiday selling season;

  •
  the impact of new accounting pronouncements; and

  •
  our belief that the complaint filed on April 7, 2003 and amended August 11, 2003 in a purported securities class action lawsuit is without merit and our intention to defend it vigorously.

        These forward-looking statements are subject to numerous risks, uncertainties and assumptions, including local, regional and national economic conditions; store traffic; comparable store sales and the success of new stores; terrorist acts and acts of war; the availability of new products; competition in our targeted markets; the availability of adequate financial resources; the timing of new store openings; weather conditions in our markets; our relationships with suppliers and vendors; the mix of consumer electronic merchandise sold in our stores; performance issues with our new management information system; and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2003. We disclaim any obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

        During the third quarter ended October 31, 2003, we converted to a new management information system. We experienced unexpected issues during the conversion, which we believe negatively impacted our sales, gross margins, selling, general and administrative expense and net loss. These issues included, among others, lack of visibility into our inventory, interruptions in distribution and delays in processing service repairs. While we have resolved many of these issues, we continue to experience gaps in the expected performance of the system. We continue to allocate significant resources to resolve these remaining performance issues.

        Sales.    Sales for the three months ended October 31, 2003 decreased 10% to $159.7 million from $177.8 million for the three months ended October 31, 2002. Sales for the nine months ended October 31, 2003 increased 2% to $469.6 million from $462.0 million for the nine months ended October 31, 2002. Sales of comparable stores were down 12% and 10% for the three and nine months ended October 31, 2003, respectively. Comparable store sales represent the percentage sales change from the same period in the prior year for stores open at least 13 months and exclude (i) sales for stores recently relocated and expanded until 13 months after completion and (ii) sales for stores in new markets until 13 months after 75% of the initial number of stores planned for the market have opened. As of October 31, 2003, 47 of the 64 stores we had open were considered comparable stores. Sales during the three and nine month periods ended October 31, 2003, were negatively impacted by weak store traffic, the issues related to the conversion to our new management information system and our exiting from the computer category.

        Gross Profit.    Gross profit for the three months ended October 31, 2003 decreased 12% to $53.0 million (33.2% of sales) from $60.5 million (34.0% of sales) for the three months ended October 31, 2002. Gross profit margins for the three months ended October 31, 2003, were negatively impacted by the decrease in sales compared to the prior year, our exiting from the computer category and the shortfall in revenues from our repair service business associated with the conversion to our new management information system during the quarter. Gross profit for the nine months ended October 31, 2003 increased 1% to $156.1 million (33.2% of sales) from $155.2 million (33.6% of sales) for the nine months ended October 31, 2002. Gross profit margins for the nine months ended October 31, 2003 were negatively impacted primarily due to the same reasons discussed above.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended October 31, 2003 were $62.9 million (39.4% of sales) compared to $59.8 million (33.6% of sales) for the three months ended October 31, 2002. Fixed expenses such as occupancy, depreciation and payroll increased as a percentage of sales by approximately 4.3% compared to the third quarter of the prior year due to lower than anticipated sales for the quarter as well as the costs associated with new stores. As a percentage of sales, training and other costs associated with the implementation of our new management information system increased 90 basis points, net advertising expenses increased 58 basis points and insurance costs increased 36 basis points. Selling, general and administrative expenses for the nine months ended October 31, 2003 were $171.2 million (36.4% of sales) compared to $153.9 million (33.3% of sales) for the nine months ended October 31, 2002. Fixed expenses such as occupancy, depreciation and payroll increased as a percentage of sales by 2.9% compared to the first nine months of the prior year due to lower than anticipated sales for the nine months as well as the costs associated with new stores. As a percentage of sales, training and other costs associated with the implementation of our new management information system increased 31 basis points and insurance costs increased 37 basis points for the nine months ended October 31, 2003. The above increases in expenses as a percentage of sales for the nine months were partially offset by a decrease in preopening expense of 48 basis points due to fewer store openings in the current year.

        Income (Loss) from Operations.    As a result of the foregoing, we recorded a loss from operations of $9.9 million (6.2% of sales) for the three months ended October 31, 2003 compared to income from operations of $0.7 million (0.4% of sales) for the three months ended October 31, 2002. We recorded a loss from operations of $15.1 million (3.2% of sales) for the nine months ended October 31, 2003 compared to income from operations of $1.4 million (0.3% of sales) for the nine months ended October 31, 2002.

        Interest Income.    We recorded no interest income for the three and nine months ended October 31, 2003. We recorded interest income of $32,000 and $118,000 for the three and nine months ended October 31, 2002, respectively. We used a portion of the proceeds from our May 6, 2002 public offering to repay approximately $61.7 million then outstanding under our revolving line of credit.

        Interest Expense.    We recorded interest expense of $105,000 for the three months ended October 31, 2003, compared to interest expense of $47,000 for the three months ended October 31, 2002, primarily due to higher average amounts outstanding on our revolving line of credit during the third quarter of the current year. Additionally, we ceased capitalization of interest on our new management information system following its implementation during the third quarter of the current year, which also contributed to higher interest expense. We recorded interest expense of $194,000 for the nine months ended October 31, 2003, compared to interest expense of $287,000 for the nine months ended October 31, 2002, respectively, primarily due to higher average amounts outstanding on our revolving line of credit during the first quarter of the prior fiscal year (before the completion of our public offering).

        Income Taxes.    Our effective tax rate was 38.0% for the three and nine month periods ended October 31, 2003 and October 31, 2002.

        Cumulative Effect of Change in Accounting Principle.    Upon adoption of EITF 02-16, we changed our accounting principle with respect to recording cooperative advertising allowances effective retroactively as of the beginning of fiscal 2003. As a result, we recorded a non-cash charge of $1.6 million, net of income tax, in the first quarter of fiscal 2003 for the cumulative effect of the change in accounting principle on fiscal years prior to fiscal 2003.

        Net Loss.    Our net loss was $6.2 million and $9.5 million for the three and nine months ended October 31, 2003, respectively, compared to net income of $422,000 and a net loss of $848,000 for the three and nine months ended October 31, 2002, respectively, for the reasons described above.

Liquidity and Capital Resources

        Historically, our primary sources of liquidity for funding expansion and growth have been net cash from operations, revolving credit lines, term debt and issuances of common stock. Our primary cash requirements are related to expenditures for new store openings, the relocation and/or remodeling of existing store locations, inventory build-up prior to the holiday selling season and information technology systems. Expenditures for new store openings include leasehold improvements, fixtures and equipment, additional inventory requirements, preopening expenses and selling, general and administrative expenses. We currently operate a total of 65 stores in 14 states.

        Net cash used in operating activities was $23.9 million for the nine months ended October 31, 2003, compared to net cash used in operating activities of $23.3 million for the nine months ended October 31, 2002, primarily related to the increase in inventory levels from January 2003 to October 2003 compared to January 2002 to October 2002, and partially offset by increased Accounts Payable and Accrued Liabilities levels compared to the prior year. In addition, our net loss increased from $0.8 million for the nine months ended October 31, 2002 to $9.5 million for the nine months ended October 2003, which increase was offset by an increase in depreciation and amortization expense and changes in operating assets and liabilities.

        Net cash used in investing activities was $30.1 million for the nine months ended October 31, 2003, compared to net cash used in investing activities of $42.5 million for the nine months ended October 31, 2002, primarily due to fewer new store openings in the current year and the completion of the implementation of our new management information system in September 2003.

        Through the nine months ended October 31, 2003 we incurred capital expenditures of $30.1 million. Total capital expenditures for fiscal 2004 are expected to be approximately $35 million. We opened seven new stores in fiscal 2004. We also remodeled our two Las Vegas stores, our Tulsa, Oklahoma store and our Minnetonka, Minnesota store. In addition, we relocated and expanded our Rochester, Minnesota store in March 2003. During fiscal 2005, we plan to open two new stores and to relocate and expand one or two additional stores. We plan to evaluate potential remodels at the beginning of next year. The cost of new stores is anticipated to average approximately $3.3 million per store during fiscal 2005, which amount includes leasehold improvements, fixtures and equipment, inventory (net of payables) and preopening expenses. Leasehold improvements and fixtures and equipment are expected to average approximately $2.2 million per store, depending on tenant allowances. The inventory requirement for each new store is expected to average approximately

$1.5 million, approximately $750,000 of which will be financed through trade credits from our vendors. Preopening expenses for new stores are expected to average approximately $350,000, and include costs for advertising prior to opening and recruitment and training of new employees. If we relocate existing stores, preopening costs are expected to average $150,000 and will be higher if we are required to terminate existing store leases prior to their maturity. We completed the implementation of our new management information system in the third quarter of fiscal 2004, incurring total capital expenditures for the project of approximately $27 million.

        Net cash provided by financing activities was $52.3 million for the nine months ended October 31, 2003 compared to net cash provided by financing activities of $66.1 million for the nine months ended October 31, 2002. Net cash provided by financing activities for the nine months ended October 31, 2003 was primarily the result of borrowings under our revolving line of credit. Net cash provided by financing activities for the nine months ended October 31, 2002 was primarily the result of the net proceeds we received from our May 6, 2002 offering, partially offset by the repayment of our revolving line of credit.

        We currently have an $80 million credit agreement with Wells Fargo Retail Finance, LLC, which expires in September 2004. At October 31, 2003, amounts payable under our revolving line of credit have been classified in the accompanying consolidated balance sheet as current. We are currently negotiating a renewal of our credit agreement. Borrowings under this revolving line of credit are limited to the lesser of (i) $80 million or (ii) 75% of eligible inventory plus the lesser of 75% of eligible accounts receivable and $2.5 million. Amounts borrowed bear interest, payable monthly, based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. Our weighted average interest rate was 3.5% at October 31, 2003. Inventories, bank accounts, accounts receivable, equipment, intangibles, negotiable instruments, investment property, intellectual property and equity interests in our subsidiaries secure the borrowings. The facility includes negative covenants that restrict our ability to incur indebtedness, create liens, enter into mergers and consolidations, pay dividends, repurchase our capital stock, issue guarantees, sell or otherwise dispose of assets and engage in transactions with affiliates without the written consent of the bank. The facility also contains covenants regulating our gross margins, inventory levels, tangible net worth and capital expenditures. As of October 31, 2003, we had a borrowing base of approximately $80.0 million, of which approximately $59.9 million was outstanding, and we were in compliance with all borrowing covenants.

        To provide additional liquidity and financial flexibility, we are in the process of mortgaging our Thornton, Colorado facility, which we expect to complete during the fourth quarter of fiscal 2004.

        We believe that our cash flows from operations and availability under our revolving line of credit, assuming we renew our revolving line of credit prior to its expiration in September 2004, will be sufficient to fund our operations, debt repayment and anticipated expansion through fiscal 2005. To fund the capital requirements for our anticipated expansion plans beyond that time, we may be required to seek additional financing, which could include an increase in our revolving line of credit or additional debt or equity financings. We may not be able to obtain such funds on favorable terms, if at all.

Impact of Inflation

        We believe that inflation has not had a significant effect on our results of operations during the three most recent fiscal years. We cannot predict whether inflation will have an impact on our results of operations in the future.

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

        Cash and Cash Equivalents.    As of October 31, 2003, we had $0.9 million in cash and cash equivalents, which was not restricted and in various non-interest bearing accounts. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Outstanding Debt of the Company.    We are exposed to market risk due to changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes. We have an $80 million revolving line of credit. Amounts borrowed under the $80 million revolving line of credit bear interest based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. Borrowings under this credit facility were $59.9 million as of October 31, 2003. An increase in the interest rate on our revolving line of credit of 36 basis points (a 10% change from the bank's reference rate as of October 31, 2003) would have no material effect on our operating results. We have not hedged against interest rate changes.

Item 4. Controls and Procedures

        During the 90-day period prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in providing reasonable assurance (based on our management's evaluation of the costs and benefits of possible controls and procedures) that we are able to record, process, summarize and report the information required in our quarterly and annual reports under the Exchange Act. The Chief Executive Officer and Chief Financial Officer have concluded that the evaluation has provided them with reasonable assurance that our disclosure controls and procedures are effective.

        During the third quarter ended October 31, 2003, we converted to a new management information system. As previously discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," we experienced unexpected issues during the conversion. No changes occurred in the company's internal controls concerning financial reporting during the quarter ended October 31, 2003, that have materially affected, or are reasonably likely to materially affect, the company's internal controls over financial reporting.

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

Item 2. Changes in Securities.

        None.

Item 3. Defaults upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        On December 15, 2003, the company announced it had appointed the company's president and chief operating officer, David J. Workman, as president and chief executive officer, effective upon the retirement of J. Edward McEntire, its chief executive officer, at year end. The company also announced that Mr. McEntire will resign from its board of directors and that the size of its board will be reduced from nine members to eight members upon his resignation.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

  10.1
  Letter of Amendment to Second Amended and Restated Loan and Security Agreement, dated August 28, 2003

  31.1
  Certification under Section 302 of the Sarbanes-Oxley Act of 2002

  31.2
  Certification under Section 302 of the Sarbanes-Oxley Act of 2002

  32
  Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8-K:

    On August 12, 2003, the company filed a Current Report on Form 8-K disclosing its sales results for the second fiscal quarter of 2003.

    On August 28, 2003, the company filed a Current Report on Form 8-K disclosing its operating results for the second fiscal quarter 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2003	Ultimate Electronics, Inc.
	By:	/s/ ALAN E. KESSOCK Alan E. Kessock Senior Vice President—Finance and Administration, Chief Financial Officer, Secretary, Treasurer and a Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Item
10.1	Letter of Amendment to Second Amended and Restated Loan and Security Agreement, dated August 28, 2003
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002