Form 10-K
period 2004-01-31
ULTIMATE ELECTRONICS INC
filed 2004-04-16
CIK 911626

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2004
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

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $136,237,212 as of July 31, 2003, based on the closing price of the shares on the Nasdaq Stock Market of $10.75 on that date.

        The number of shares of Common Stock outstanding as of April 9, 2004 was 14,826,970.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report on Form 10-K.

        We own or have applied for various trademarks, copyrights and trade names used in our business, including Ultimate Electronics, Fast Trak, Simple Solution, SoundTrack, and Experience More. This annual report also includes trademarks and trade names of other companies.

PART I

ITEM 1:    BUSINESS

        References to fiscal years in this report refer to the 12 months ended January 31 of that year; e.g. "fiscal 2004" refers to the 12 months ended January 31, 2004.

Overview

        Ultimate Electronics is a leading specialty retailer of consumer electronics and home entertainment products in the Rocky Mountain, Midwest and Southwest regions of the United States. We focus on mid- to high-end audio, video, television and mobile electronics products sold by a highly trained, knowledgeable, commissioned sales force. We offer approximately 4,000 stock keeping units (SKU's) at a wide range of price points representing approximately 130 brands, including a broad presentation of the most popular names and a large selection of limited distribution, upscale brands and lines. We emphasize products with the latest technology by dedicating significant resources to their promotion, advertising, merchandising and related product training. We believe our commitment to technologically advanced products, combined with our highly trained sales force, allows us to capitalize on the growing demand for consumer electronics products, which is being driven by digital technologies.

        We showcase our consumer electronics products in an upscale, demonstration-oriented store format (an average of 31,100 square feet in size), which enables customers to sample and compare features and functions of the many products we offer. We also provide a complete menu of value added services, including home installation of consumer electronic equipment by our own technicians.

        We operate 65 stores in Arizona, Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Missouri, Nevada, New Mexico, Oklahoma, South Dakota, Texas and Utah. In addition, we operate Fast Trak Inc., an independent electronics repair company and a wholly owned subsidiary of Ultimate Electronics.

Turnaround Strategy

        We embarked on an aggressive expansion strategy in fiscal 2001, adding five new stores to our store base of 31 stores in that year, followed by 10 stores in fiscal 2002, 12 stores in fiscal 2003 and seven stores in fiscal 2004. New markets opened during this period include Phoenix, Oklahoma City, St. Louis, Dallas/Ft. Worth, Kansas City, Wichita, and Austin. Our expansion occurred at the same time that the U.S. economy was slowing, consumer confidence was declining, competitive pressures were growing and new technology products were beginning to be carried by mass merchants. Our existing management personnel, information systems and financial controls were strained to accommodate our expanded business operations. We relocated experienced managers and sales associates to new markets, and although we continued to develop and train new managers, the experience levels of our store management and sales associates in our existing stores were diluted. As a result, our sales, operating and financial results began to suffer.

        We have adopted a number of sales, marketing, operational and cost initiatives to redefine our position in the market place with consumers, to improve our sales, operating and financial performance and to improve our overall liquidity. These initiatives include:

        Focusing on Our Customer.    We plan to focus on enhancing the overall experience of our customers by expanding our value added services, including installation, red carpet delivery and repair services. In the first quarter of fiscal 2005, we made changes to the structure and compensation of our store management teams designed to improve our overall level of service to our customers.

        Improving Company-Wide Execution.    We plan to improve company wide execution. We are working on resolving the remaining issues with our new management information system. We have simplified our commission pay plans for our sales and install associates, to allow our employees to focus on serving all of our customers with the high level of service we expect each customer to receive. We have revised our store management structure and compensation programs to focus the attention of our store management team on supporting product sales with improved customer service. We have implemented performance-based incentive plans for all management personnel. Finally, we have made changes to our marketing programs designed to target our profile customer with greater frequency and to deliver a more complete message regarding our value added services.

        Optimizing Inventory.    We plan to optimize our in-store stock position through a reduction of redundant items in our current product mix and elimination of under performing categories (including PDA devices and video gaming hardware and software). In addition, we plan to redesign our in-store stocking model to minimize unnecessary stock outages, which we believe will produce greater inventory turns once our sales velocity improves.

        Reducing Selling, General and Administrative Expenses.    We plan to reduce selling, general and administrative expenses through staff reductions, efficiencies in marketing, and reductions in other expense items.

        Conserving Capital.    We plan to limit our capital expenditures for fiscal 2005 to approximately $12 million. We intend to focus our capital expenditures on the resolution of issues with, and enhancements of, our management information system; in-store projects tied to merchandising initiatives; the relocation of our St. Cloud, Minnesota store in March 2004; one new store in the Kansas City metropolitan area, anticipated to open in early 2005; and minor remodels of some existing stores.

        Capitalizing on New Sales Opportunities.    We plan to expand our sales through partnerships with additional home builders and our offering of structured wiring and home entertainment sales and services to home builders and new home buyers. In addition, we intend to offer a selection of 800 to 1,200 titles of DVD movies in each of our stores by the fourth quarter of fiscal 2005. We plan to provide full solution merchandising in our core categories by expanding our offering of accessories and through greater audio to video attachment. Finally, we are pursuing new partnerships in other areas to expand our overall services and offerings to our customers.

Business Strategy

        Our objective is to enhance our position as a leading specialty retailer of consumer electronics and home entertainment products. Key elements of this strategy include:

        Offering an Extensive Selection of Products at a Wide Range of Price Points, with the Focus on Mid- to High-End Audio and Video Products.    Our broad merchandise mix of widely distributed brands includes a significant variety of high-end SKU's that are not generally available at our major competitors. In addition, a significant portion of the approximately 130 brands that we offer are mid- to high-end names, such as Definitive Technology, Denon, Kef, Mitsubishi, Pioneer Elite, Sunfire, Sony XBR, Sony ES and Yamaha, and typically have limited distribution through select retailers. We believe that customers make better informed buying decisions when they are presented with a broad selection of competitively priced products and are educated at our stores about the features and benefits of the products. Through our Simple Solution program, we highlight our broad selection to our customers and simplify the purchase decision for them by offering complete system packages. In addition, our parity pricing strategy and satisfaction guarantees are designed to remove pricing and other concerns from the purchase decision and allow the customer and the sales staff to focus on product features, quality and our unique menu of services.

        Being a Leader in Offering the Best Selection of New Technology for In-Home and Mobile Entertainment.    We are recognized by consumers and vendors as a leader in presenting the best selection of the latest technology. We devote substantial floor space and significant resources to marketing, displaying and advertising new technologies to achieve increased market share of the newest and most sought after consumer electronics products. For example, we sold the first HDTV for residential use in the United States in July 1998, and we sold the first HD radio receiver to a customer in January 2004. We believe that showcasing the latest technology differentiates us from less specialized competitors and stimulates the sales of our other products and services. We provide our sales associates with specialized training so that they can present the advantages of new technology to our customers.

        Training and Developing a Premier Sales and Installation Team.    We conduct an extensive ongoing training program designed to ensure that our sales associates are equipped with the most up-to-date sales techniques and product knowledge. We believe that the quality and knowledge of our sales associates and installation technicians is critical to our success and represents a significant competitive advantage. We also believe that our ongoing, specialized training creates a customer experience that stimulates sales of our products.

        Providing "Red Carpet" Customer Service.    We support our product sales by providing many important customer services, including home delivery and set-up, home theater and audio design and installation, digital broadcast satellite ("DBS") installation, mobile electronics installation and regional service centers that offer in home and carry in repair services. We also provide in-store product instruction and, upon request, will provide follow up instruction at a customer's home. In addition, we offer a 30-day money back satisfaction guarantee on most products and an in-stock guarantee on advertised products.

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

Store Operations

        Stores.    We operate 65 stores, including 54 stores in Arizona, Idaho, Illinois, Iowa, Kansas, Minnesota, Missouri, Nevada, New Mexico, Oklahoma, South Dakota, Texas and Utah under the trade name Ultimate Electronics and 11 stores in Colorado under the trade name SoundTrack. Although our stores vary in size from 14,500 to 51,000 square feet, the majority of our stores are between 23,000 and 40,000 square feet. Our current prototype store generally ranges from 23,000 to 26,000 square feet, with approximately 60% of the square footage devoted to selling space. The remaining space is dedicated to a car audio/video installation facility, a store warehouse, general office space and, in selected stores, a service facility and extra space for deliverable products such as big screen televisions. We have nine stores under 23,000 square feet and may relocate or expand these stores as opportunities become available and where we believe the capital investment will generate a reasonable return. We also operate Fast Trak Inc., an independent electronics repair company and a wholly owned subsidiary of Ultimate Electronics.

        Our stores typically feature an extensive selection of approximately 4,000 SKU's with products in the following categories:

  •
  analog and digital conventional television;

  •
  high definition and digital projection television;

  •
  plasma, LCD and DLP television;

  •
  home theater systems;

  •
  direct broadcast satellite;

  •
  VCR;

  •
  DVD and DVDR;

  •
  digital cameras;

  •
  camcorders;

  •
  home audio;

  •
  portable audio;

  •
  car stereo;

  •
  blank media;

  •
  car security;

  •
  mobile video systems;

  •
  wireless communication;

  •
  home theater furniture;

  •
  audio and video accessories;

  •
  DVD movies; and

  •
  TIVO PVR devices.

        Our stores emphasize mid- to high-end products and feature multiple home and car audio demonstration rooms, multiple home theater settings, extensive portable electronics displays and, in most stores, an area displaying up to 50 projection televisions. During fiscal 2005, we expect to decrease the number of televisions on display by approximately 10%. We plan to reduce the number of analog televisions on display, as we have experienced a reduction in our sales of analog televisions. We plan to continue to increase our selection of plasma, LCD and DLP televisions. Each of our stores has displays designed to provide the customer with a full spectrum of our products upon entering the store, including the best selection of the latest technology such as plasma, LCD and DLP televisions. All of our locations offer home installation of audio, video and satellite products, as well as car audio, car satellite and mobile video installations by our own technicians.

        Site Selection.    We typically locate our prototype stores in power centers or freestanding locations near shopping malls and other major retail shopping areas. We select locations for future stores based on our evaluation of individual site economics, market conditions and our customer demographics.

        With the help of an independent site selection consulting firm, we evaluate a number of criteria, including the following:

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

  •
  store visibility;

  •
  traffic patterns; and

  •
  retail activity in the area.

        Store Economics.    Our average investment for the 19 stores we opened in the past two years was approximately $3.3 million per store, including leasehold improvements, fixtures and equipment, inventory (net of payables) and preopening expenses. Most of our stores have been profitable on a store operating basis within their first 12 months of operation.

        We anticipate the cost of a new store to average approximately $3.3 million per store, which includes leasehold improvements, fixtures and equipment, inventory (net of payables) and preopening expenses. Of this amount, leasehold improvements, fixtures and equipment are expected to average approximately $2.3 million per store, depending on tenant allowances. Preopening expenses for new stores are expected to average approximately $300,000, and include costs for advertising prior to opening and recruitment and training of new employees. Preopening expenses for relocated stores are expected to average approximately $150,000 and will be higher if we terminate an existing store lease prior to its maturity. The inventory requirement for our new stores are expected to average approximately $1.4 million, of which approximately $700,000 is financed through trade credit from our vendors.

        Training.    We provide new sales associates with two weeks of intensive classroom training followed by a six-month intranet, DVD and internet training program. Our sales associates also receive on-going weekly training at the store, weekly self-study programs and testing. Our training program begins with an orientation by one or more of our executive officers and continues with instruction in areas such as technical knowledge by product category, selling techniques and our policies and procedures. In addition, we conduct role playing exercises to allow sales associates to practice new selling techniques and demonstrate product knowledge prior to customer contact. We have other training programs for our installation technicians, repair service technicians, delivery personnel and store support personnel.

        Store Personnel and Compensation.    Prior to March 2004, an average store generally was staffed with a store manager, two sales managers (one for home electronics and one for mobile electronics), an operations manager, 25 to 35 sales associates, an installation supervisor, six to eight installers and seven support personnel, including four warehouse employees and three customer service representatives. The sales managers and installation supervisor for each store received a small salary and bonus potential to manage their areas, with the majority of their pay earned from individual sales commissions. Effective March 2004, we changed our store management structure to generally include a store manager, sales manager, installation manager and operations manager, each of whom is responsible for the overall management of the store. In the new management structure, store managers, sales managers, installation managers and operations managers receive a base salary and may be eligible for monthly and quarterly bonuses based on the store's performance. Bonuses are calculated on a store-by-store basis. We believe this change in our management structure should improve customer service by enabling managers to focus on customer satisfaction and the success of the store. The staffing of our smaller stores generally follows the same format as our larger stores but with fewer employees in each area and combines the responsibility of the installation and operations manager. We provide opportunities for advancement through in-store management training programs for all positions.

        Our sales associates are compensated based on a flexible incentive pay plan with commissions determined on the basis of sales and gross margins. Installers are typically paid on a commission basis. Repair service technicians are typically paid on an hourly basis and may be eligible for a bonus for exceeding their production goals. Our support staff is typically paid on an hourly basis plus bonuses and may also earn commissions.

        Services.    We support our product sales by providing many important customer services, including the following:

  •
  in-store product instruction;

  •
  home delivery and set-up;

  •
  multi-room audio and video installation;

  •
  home satellite installation;

  •
  home networking installation;

  •
  home theater design and installation;

  •
  home instruction upon request;

  •
  home security installation, primarily through our builder business;

  •
  car security installation;

  •
  mobile electronics installation; and

  •
  regional repair service centers.

        We provide our customers with expedited repair service through our Fast Trak service program. Virtually all merchandise purchased from us may be taken to any of our stores for repair, whether or not the product is currently under the manufacturer's warranty or an extended warranty contract. Our large depot repair service facilities, located in Denver, Colorado; Minneapolis, Minnesota; Phoenix, Arizona; and Dallas, Texas, provide complete repair service capability for our customers and provide support for our regional repair service centers. We have regional repair service centers in Albuquerque, New Mexico; Boise, Idaho; Des Moines, Iowa; Las Vegas, Nevada; Salt Lake City, Utah; St. Louis, Missouri; and Tulsa, Oklahoma. We employ approximately 220 employees in connection with our repair service business. In addition, we operate a fleet of approximately 340 customer service vehicles to provide in-home repair and delivery, installation and setup of home DBS systems, home theater components and televisions, as well as installation of structured wiring for a variety of home builders.

        We offer private label and manufacturer sponsored credit cards, which are financed, operated and serviced by third party finance companies on a non-recourse basis. We have entered into agreements with finance companies whereby they retain all credit risk associated with these credit cards. These arrangements permit us to provide our customers with financing promotions, including interest-free financing and deferred payments, without using our working capital. During fiscal 2004, approximately 31% of our total sales were to customers who financed their purchases using our private label or manufacturer sponsored credit cards.

Merchandising and Inventory

        Products.    We offer our customers a comprehensive selection of high quality, brand name television, audio, video and mobile electronics. We emphasize depth of product selection within key categories as follows:

Category	Products	Selected Brands
Television/DBS	Conventional televisions, combination televisions, digital broadcast satellite systems, front projection televisions, LCD televisions, plasma televisions, DLP televisions and projection televisions	Apex, DirecTV, Draper, Epson, Hitachi, Hughes, JVC, Mitsubishi, Panasonic, Pioneer, Pioneer Elite, Samsung, Sharp, Sony, Sony XBR, Sylvania and Zenith
Audio	Audio components, audio systems, compact disc players, portable audio electronics, speakers and their related accessories	Audiovox, Bose, Definitive Technology, Delphi, Denon, Infinity, JVC, Kef, Kenwood, Klipsch, Monster Cable, Niles, Panasonic, Philips, Pioneer, Pioneer Elite, RCA, Sony, Sony ES, Sunfire and Yamaha
Video/DVD	Camcorders, digital cameras, DVD players, DVD recorders, editing equipment, personal video recorders, VCRs, video printers and their related accessories	Apex, Canon, Denon, Go Video, JVC, Kenwood, Mitsubishi, Monster Cable, Olympus, Panasonic, Philips, Pioneer, RCA, Samsung, Sony and Yamaha
Mobile Electronics	Car stereo components, car stereo speakers, mobile phones, mobile video, satellite radio, wireless communications and their related accessories
Alpine, AT&T Wireless, Audiovox, Boston Acoustics, Clifford, Cobra, Delphi, Directed Electronics, ESCORT, Infinity, Jensen, Kenwood, Monster Cable, Motorola, Nokia, Panasonic, Pioneer, P.P.I., Rockford Fosgate, Samsung, Sanyo, Sirius Satellite Radio, Sprint PCS, Sony, TERK and XM Satellite Radio
Home Office	Telephones	AT&T, GE, Panasonic, Siemens and vtech
Other	Audio and video furniture, batteries, blank tapes, delivery, DVD movies, extended warranty contracts, installation services, product repair and structured wiring
Anchor Bar Entertainment, Artisan Home Entertainment, Bell'O International, Buena Vista Home Entertainment, Furniture Works, GE Interlogix, Laurier, MGM Home Entertainment, Omnimount, Panasonic, Paramount Home Video, Sanus, Sony, Sony Music, Techcraft, 20th Century Fox Home Entertainment, Universal Home Entertainment, USTech, Warner Home Video and Warrantech

        We offer customers a wide range of price points within each product category, with the greatest depth in mid- to high-end products. Within our product categories, we carry and actively promote new models as they become available. We are in the process of eliminating PDA devices and video gaming hardware and software from our product offerings.

        We assist our customers in making larger and more complex consumer electronics purchases easier with our Simple Solution program. Our Simple Solution program may include installation. Our Simple Solution program provides customers with complete packages that make home theater purchase decisions simpler. This program also offers our customer an excellent value when compared with purchasing the same components separately. Our Simple Solution product packages range across several price points. We negotiate special purchases from manufacturers for our Simple Solution program to provide lower prices to our customers while achieving attractive gross margins on the products.

        The following table shows the approximate percentage of sales for each major product category for the last three fiscal years.

	Fiscal Year Ended January 31,
Product Category
	2002	2003	2004
Television/DBS	38%	41%	45%
Audio	20%	19%	17%
Video/DVD	17%	15%	14%
Mobile Electronics	9%	9%	9%
Home Office	4%	3%	2%
Other	12%	13%	13%

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

        Pricing.    We emphasize competitive pricing on all items and reinforce this strategy with our 60-day price guarantee and our 30-day satisfaction guarantee. Our price guarantee provides that, if, within 60 days of purchase, a customer finds a lower advertised price for the same brand and model from a local competitor, we will refund 110% of the difference so long as the lower advertised price can be verified and the competitor has such item in stock. This price guarantee does not apply to special offers or promotions, internet sales, items sold with special financing, floor models or purchases of parts or accessories made via our web site. Our 30-day satisfaction guarantee allows our customers to return most products within 30 days for a full refund. Camcorders, car multimedia and radar detectors have a 30-day money-back or 30-day exchange guarantee. Our price guarantee and our satisfaction guarantee are designed to remove pricing and suitability concerns from the purchase decision and allow the customer and the sales staff to focus on product functionality, performance and quality. In addition, if an advertised product is not in stock in the store or is not available for normal delivery, we offer a 5% discount to the customer at the time of purchase.

        Purchasing.    We purchase substantially all of our products directly from our manufacturers. Each of our buyers is responsible for specified product categories. Buyers are assisted by a management information system designed to provide them with our current inventory quantity, price and sales information by item, thus allowing them to react quickly to market changes.

        During fiscal 2004, our 10 largest suppliers accounted for approximately 71% of the merchandise we purchased. Three of our suppliers, Sony, Panasonic and Mitsubishi, each accounted for more than 10% and collectively accounted for approximately 49% of our merchandise mix. The master agreements under which we operate with each of our suppliers are normally terminable with notice of 60 days or less by either party. As is customary in the industry, we normally do not have purchase commitments of longer than 90 days with the majority of our product suppliers. We believe that our relationships with our vendors are good and that our focused merchandising and customer service makes us an important distribution channel, particularly for the introduction of new products.

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

Advertising and Marketing

        Our marketing program is designed to create public awareness of our comprehensive selection of mid- to high-end brands at competitive prices and the related services that we provide to our customers. Our advertising strategy primarily uses newspaper, radio and targeted direct mail media. We present a blend of aggressive promotional price points on products sold by our competitors as well as an extensive selection of mid- to high-end products that may not be offered by our competitors. We primarily advertise through newspaper advertisements in every market we serve, producing 4- to 20-page full color weekly inserts. We also conduct a direct mail campaign, the cornerstone of which is a 72-page full color catalog, which we expect to publish six times a year and which emphasizes the breadth of our selection and new technology. The catalog educates our customers on the features and benefits of the latest consumer electronics products and advertises the full array of products and services available at our stores. We plan to mail our catalog to 1,100,000 to 1,250,000 current and 1,250,000 to 1,650,000 prospective customers in our markets. We build top-of-mind awareness through an ongoing radio advertising campaign that specifically targets our core customers. We also hold special events at our stores to introduce or promote new products. We produce prominent and colorful in-store signage that describes differentiating product features, new technology and promotional information.

        The specific allocation of advertising dollars among the various types of advertising media is reviewed on a regular basis by management and, if necessary, adjusted to reflect our assessment of advertising results and market conditions. We reduce advertising expense with cooperative advertising from our vendors. Cooperative advertising payments vary with individual programs and with individual vendors.

        Our web site, www.ultimateelectronics.com, is designed to provide a company overview, product and sales information and stockholder information. We have not made the investment to enable us to conduct sales through our web site.

Management Information System

        In September 2003, we converted to a new management information system comprised of Oracle's E-business suite of products (to manage our administrative applications) and Tomax's retail suite of applications (to create a new infrastructure for managing our store operations). The majority of our financial applications were converted to Oracle in the fall of 2001. Our legacy management information system architecture made it extremely difficult to convert portions of the applications one at a time other than financial reporting and some payable processes. We therefore converted to a new point of sale and order management software, purchasing and inventory software, sign software for our stores, accounts receivable software and repair service software all at the same time. Although we spent significant time testing the systems prior to conversion, we have experienced a significant number of operating issues since our conversion. We experienced problems with inventory visibility, product distribution, commission calculations, general reporting and the processing of receivables and service repairs.

        In December 2003, we hired a nationally recognized independent consulting firm to complete a full review of our new system and make recommendations to our management and board of directors concerning the system. The independent consulting firm confirmed our conclusions regarding the system, with the following short-term recommendations: (i) stabilize the system; (ii) implement critical application fixes; (iii) improve accuracy of inventory; and (iv) deploy an information technology steering committee. In addition, they made the following long-term recommendations: (i) improve the technical environment and architecture; (ii) fill application voids; and (iii) enhance the formal systems management process. We were also advised to update the system documentation to reflect the current environment. We have hired a project manager, additional information technology staff members and consultants to implement these recommendations. Although we believe we have corrected most of our system issues, we continue to encounter problems with our management information system, primarily related to inventory and distribution, and are working on resolving these issues. We believe we have dedicated the necessary resources to resolve these issues.

Competition

        We operate in a highly competitive and price sensitive industry. The principal competitive factors in the consumer electronics industry are breadth of product selection, price, store location and customer service. We face competition from large national chains, numerous smaller specialty stores and consumer electronics departments of many department, discount and home improvement stores. We consider our primary competitors to include consumer electronics retailers such as Best Buy and Circuit City as well as mass merchants such as Costco, Sam's Club, Sears, Target and Wal-Mart, regional retailers such as American TV and Appliance, Conn's, Fry's, Nebraska Furniture Mart and RC Willey and specialty retailers such as Car Toys, Comp USA and Tweeter Home Entertainment. We compete with Best Buy in all of our markets and with Circuit City in all of our markets except Sioux Falls, South Dakota, Rochester, Minnesota and our three stores in Iowa. Our primary competitors have financial and other resources greater than ours. Our operating results may be adversely affected by such competition. In addition, if such competitors seek to gain or retain market share by reducing prices, we may be required to reduce our prices, thereby reducing gross margins and profits.

        We also compete with retailers of consumer electronics who market their merchandise on the Internet. We believe that competition from the Internet will increase in the future.

Intellectual Property

        We believe our trademark and service mark portfolio includes marks that have developed public recognition and are of significant value. ULTIMATE ELECTRONICS (Stylized) and FAST TRAK are federally registered on the Principal Register of the U.S. Patent and Trademark Office in the name of Ultimate Electronics, Inc. and have received incontestable status. The marks ULTIMATE ELECTRONICS; BIG NAMES. LITTLE PRICES. GUARANTEED.; SIMPLE SOLUTION; SOUNDTRACK; EXPERIENCE MORE; and ULTIMATE BUY are also federally registered on the Principal Register of the U.S. Patent and Trademark Office in the name of Ultimate Electronics, Inc. Further, we have an application pending before the U.S. Patent and Trademark Office for ULTIMATE ELECTRONICS EXPRESS; BIG BLUE SALE; BIG NAMES. LITTLE PRICES. GUARANTEED.; STAY AND PLAY; SIGHT SOUND AND SOURCES; EXPERIENCE THE COMPLETE HOME THEATRE; TRUE BLUE GUARANTEES; RED CARPET SERVICES; EXPERIENCE MORE WITHOUT PAYING MORE; and THE ULTIMATE BASEMENT and a Colorado State registration for the mark THE ULTIMATE SOUNDTRACK. We control the nature and quality of the goods and services offered under our portfolio of marks to maintain our proprietary intellectual property rights in the portfolio. We are not aware of any adverse claims concerning our trademarks and service marks.

Employees

        As of April 1, 2004, we employed approximately 3,475 full and part-time employees, approximately 3,000 of whom were store, customer delivery or service employees and approximately 475 of whom were main warehouse or corporate personnel. We consider our employee relations to be good. Most employees, other than corporate and store support personnel, are paid pursuant to a flexible pay plan. We believe that we provide working conditions and wages that compare favorably with those of other retail companies within our industry. None of our employees are covered by collective bargaining agreements.

Seasonality

        Our business is affected by seasonal consumer buying patterns. As is the case with many other retailers, our sales have been greatest in our fourth quarter (which includes the holiday selling season). Due to the importance of the holiday selling season, any factors negatively impacting the holiday selling season could have a material adverse impact on our financial condition and annual results of operations. See—"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Corporate Information

        Ultimate Electronics, Inc. is a Delaware corporation. We opened our first store in 1968. We grew to nine stores in Colorado by 1993 and then adopted an expansion strategy to enter new markets in the Rocky Mountain, Midwest and Southwest regions. By the end of fiscal 1997, we had grown to 18 stores. In June 1997, we acquired Audio King Corporation, a consumer electronics specialty retailer with 11 retail stores in Minnesota, Iowa and South Dakota. We then opened one store in fiscal 1998, one store in fiscal 2000, five stores in fiscal 2001, 10 stores in fiscal 2002, 12 stores in fiscal 2003 and seven stores in fiscal 2004.

Information Available on Our Web Site

        We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 free of charge through our Internet web site at www.ultimateelectronics.com under the heading "Investor Relations" as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, charters for the Audit and the Compensation and Nominating Committees of our Board of Directors and our Code of Ethics can be found free of charge on our Internet web site at www.ultimateelectronics.com under the heading "Corporate Governance" within our "Investor Relations" section. Stockholders may obtain copies of these documents by printing them from our Internet web site, requesting copies via our Internet web site by clicking on "Information Request" in our "Investor Relations" section, or by writing to Ultimate Electronics, Inc. c/o Corporate Secretary, 321 W. 84th Avenue, Suite A, Thornton, Colorado 80260. Our Internet web site and the information contained therein or connected thereto are not intended to be incorporated into this report.

RISK FACTORS

        Our business is subject to the risks set forth below. If any of the following risks, or other risks not presently known to us or that we currently believe not to be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected.

If Our Sales Continue to Decrease for an Extended Period of Time, We Could Experience Further Operating Losses and Could Have to Make Additional Reductions in Operating Expenses to Meet Our Obligations

        For fiscal 2004, comparable store sales declined 9% and we experienced an operating loss of $25.2 million. For fiscal 2003 and fiscal 2002, comparable store sales declined 2%. Given the challenging economic environment and the challenges we are experiencing in our business, we are expecting comparable store sales declines to continue through the first part of fiscal 2005. Should sales continue to decrease for an extended period of time, we could experience further operating losses and could have to make additional reductions in operating expenses to meet our obligations.

We Need to Continue to Improve Our Operations in Order to Improve Our Financial Condition But Our Operations May Not Improve if We Are Unable to Increase Our Sales in Our Existing Stores

        Our operations during fiscal 2004 were adversely affected by a number of factors, including issues associated with the conversion to our new management information system, ineffectiveness of our television advertising campaign, price compression in key products categories, slowing demand in established categories, low consumer confidence, competitive pressures and a dilution of skilled personnel resulting from our recent expansion. To improve operations, in early fiscal 2005 management began implementing a turnaround strategy to improve our store operations, increase store traffic, increase profitability and enhance our relationships with our customers by changing our store management structure and compensation program, refocusing our marketing and advertising strategies, and engaging a consultant with extensive experience in both transition and turnaround situations. If we are not successful in implementing our business strategy, or if our business strategy is not effective, it could materially adversely affect our business, financial condition, results of operations and our ability to make principal or interest payments on our debt.

Failure to Achieve Positive Cash Flows and Profitability Could Have a Material Adverse Effect on Our Relationships with Our Vendors and Lenders

        We experienced an operating loss of $25.2 million and a net loss of $16.0 million for fiscal 2004. Operating results for fiscal 2004 included a $3.1 million asset impairment charge. Our ability to generate positive cash flows and operating profit is dependent on our ability to improve sales and gross margin, to convert our inventory to cash and to manage our operating costs effectively. Although we plan to continue implementing our turnaround strategy, there can be no assurance that we will be successful or that we will return to profitability. Failure to achieve positive cash flows and profitability could have a material adverse effect on our relationships with our vendors and lenders.

Any Failure of Our Information Technology Infrastructure Could Harm Our Business

        The capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our growth and changing needs are important to the operation of our business. In September 2003, we implemented a new management information system comprised of Oracle's E-business suite of products (to manage our administrative applications) and Tomax's retail suite of applications (to create a new infrastructure for managing our operations). This project was designed to upgrade the majority of our internal software systems, thereby increasing productivity and supporting the further expansion of our company. As of January 31, 2004, we have capitalized expenditures of approximately $26.0 million on this new management information system. Following our September conversion to our new management information system, we experienced unexpected problems with inventory visibility, product distribution, commission calculations, general reporting and processing of receivables and service repairs. While we believe that we have corrected most of the problems we experienced following our September conversion, we continue to address and correct certain remaining issues related to inventory and distribution. If our system issues are unresolved, or if we experience additional problems with the system, our business could be disrupted, our revenues could be materially adversely affected and our business and financial results could suffer.

We Face Significant Competition from National, Regional and Local Consumer Electronics Retailers

        The retail consumer electronics industry is highly competitive. We currently compete against a diverse group of retailers, including several national retailers, such as Best Buy and Circuit City, and regional and local merchants, who sell, among other products, audio and video consumer electronics products similar and often identical to those we sell. Each of our stores competes directly with either a Best Buy or a Circuit City, and over ninety percent of our stores compete with both. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of consumer electronics products that we sell. Some of our competitors have financial resources that are substantially greater than ours and may be able to purchase inventory at lower costs, initiate and sustain predatory price competition and better sustain economic downturns. Several of our competitors also have a much larger national presence than we do, which may give them a competitive advantage when dealing with certain commercial accounts and home builders. In addition, appliance/electronic superstores, warehouse clubs, furniture stores, home improvement retailers and mass merchants selling consumer electronics, such as Costco, Sam's Club, Sears, Target and Wal-Mart, are continuing to expand their selection of consumer electronics products, and such expansion may increase price competition and reduce gross profit margins within our markets. We also compete with retailers of consumer electronics who market products through store catalogs and the Internet, which may increase price competition for certain of our products.

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

We May Be Unable to Fund Our Future Capital Needs, and We May Need Additional Funding Sooner than Anticipated

        We estimate that capital expenditures during fiscal 2005 will be approximately $12 million and that capital expenditures during future years may exceed this amount. Although we expect that the funds available under our revolving line of credit and cash flows from operations (including our income tax refund expected to be received by the end of the second quarter of fiscal 2005) will be sufficient to fund our capital requirements at least through fiscal 2005, this may not be the case. We may be required to seek additional capital earlier than anticipated if:

  •
  future actual cash flows from operations fail to meet our expectations;

  •
  we are required to reduce prices to respond to competitive pressures;

  •
  resolution of the remaining issues with our management information system costs more than we anticipated; or

  •
  new problems arise with our management information system.

        We may not be able to obtain additional financing on acceptable terms. If adequate funds are not available, our business, financial condition, operating results and cash flows could be adversely affected.

Our Revolving Line of Credit and Private Label Agreement Contain Restrictive and Financial Covenants

        Our revolving line of credit contains restrictive covenants that will limit the discretion of our management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to: incur additional indebtedness; create liens or other encumbrances on our and our subsidiaries' assets; make loans, guarantees, investments and acquisitions; sell or otherwise dispose of assets; declare dividends; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; and change our business materially. The revolving line of credit also contains financial covenants regarding maximum capital expenditures and minimum EBITDA (as defined in the agreement). A failure to comply with the obligations contained in the revolving line of credit, if not cured or waived, would prevent us from borrowing under the revolving line of credit, thereby depriving us of necessary liquidity to finance our operations, and could permit acceleration of our obligations thereunder and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-default provisions. In the case of an event of default under the revolving line of credit, the lenders under the revolving line of credit would be entitled to exercise the remedies available to a secured party under applicable law. If we were obligated to repay all or a significant portion of our indebtedness under the revolving line of credit, there can be no assurance that we would have sufficient cash to do so or that we could successfully refinance such indebtedness. Other indebtedness that we may incur in the future may contain financial or other covenants more restrictive than those applicable to the revolving line of credit.

        We will use a portion of our cash flow from operations to make payments, consisting primarily of interest and principal, on our debt. This will reduce the funds available for our operations and capital expenditures. Also, the overall amount of debt we have outstanding and the covenants contained in the terms of that debt may make us vulnerable to economic downturns and competitive pressures and may hinder our ability to accomplish our strategic objectives.

        In addition, we partner with a third-party finance company to provide our private label credit card. In January 2004, we amended and restated our agreement with our third-party finance company (as amended, the "Private Label Agreement"). The Private Label Agreement contains financial covenants related to minimum gross margin percentage, minimum and maximum inventory levels and minimum tangible net worth. These financial covenants may be changed by our third-party finance company if there are changes in the financial covenants under our revolving line of credit. A failure to comply with the financial covenants in the Private Label Agreement could result in the termination of the Private Label Agreement and trigger an obligation to repay incentive bonuses received from our third-party finance company.

A Decline in General Economic Conditions, Terrorist Attacks or Acts of War May Seriously Harm our Business

        Consumer spending patterns, particularly discretionary spending for products such as consumer electronics, are affected by, among other things, prevailing economic conditions, wage rates, interest rates and inflation, new housing starts, consumer credit availability, consumer confidence and consumer perception of economic conditions. General economic, political and market conditions, such as recessions, wars and potential terrorist attacks, may adversely affect our business results and the market price of our common stock. The threat of terrorist attacks in the Unites States since September 11, 2001 continues to create many economic and political uncertainties. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility may cause greater uncertainty and cause our business to suffer in ways that we currently cannot predict. The military action taken by the United States and its allies against the government of Iraq could continue to have a long-term negative economic impact upon the financial markets and our business in general. In addition, events such as those referred to above could cause or contribute to a general decline in equity valuations, which in turn could reduce the market value of your investment in our company. These factors adversely affected our business in fiscal 2004. There is no assurance that the economy or consumer confidence will improve or that these factors will not continue to have an adverse effect on our operating results and financial conditions.

If New Products Are Not Introduced or Consumers Do Not Accept New Products, Our Sales May Decline

        Our historical growth rate has been directly related to our ability to be a leader in sales of new technology products. We depend to a large extent on the periodic introduction and availability of new products and technologies. Many products that incorporate the newest technologies, such as DVD and HDTV, are subject to significant technological changes and pricing limitations, and are subject to the actions and cooperation of third parties such as television broadcasters and movie distributors, all of which could impact our ability to continue to deliver new consumer electronic technologies to our customers. The HDTV market, for example, could be adversely affected by significant delays in the broadcasting of HD signals and in the expected HD programming. It is possible that products such as HDTV or other new products will never achieve widespread consumer acceptance. Significant deviation from the projected demand for products we sell may have a material adverse effect on our results of operations and financial condition, either from lost sales or lower margins due to the need to mark down excess inventory.

Our Auditors Have Identified a "Reportable Condition," Which Relates to Our Internal Accounting Systems and Controls, Which Systems and Controls May Be Insufficient. Improvements to Our Internal Accounting Systems and Controls Could Require Substantial Resources

        In connection with the audit of our financial statements for the year ended January 31, 2004, our independent auditors advised our management and our audit committee that it had identified a deficiency in internal controls that rose to the level of a reportable condition under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters that, in our auditors' judgment, relate to significant deficiencies in the design or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. The reportable condition identified by our auditors relates to our internal controls over our inventory. Improvements to our internal accounting systems and controls could require substantial resources. Our failure to effectively remedy the significant deficiencies identified by our auditors may adversely affect our ability to record, process, summarize and report financial data in compliance with public company reporting requirements. Any failure to comply with public company reporting requirements could cause our stock price to decline and subject us to legal and administrative actions.

Material Inventory Shrink May Negatively Impact Our Profitability

        We have a loss prevention program in order to control inventory shrink, including surveillance systems, education of store personnel and monitoring of returns. However, there can be no assurance that these safeguards will prevent or adequately limit inventory shrink. Any material inventory shrink would have a material adverse effect on our net sales and profitability.

We Depend on Vendors and Service Providers to Operate Our Business and Any Disruption of Their Supply of Products and Services Could Have an Adverse Impact on Our Revenues and Profitability

        We depend on a number of vendors and service providers to operate our business, including:

  •
  vendors to supply our merchandise in sufficient quantities at competitive prices in a timely manner;

  •
  outside printers and catalog production vendors to print and mail our catalogs in a timely manner;

  •
  shipping companies for timely delivery of merchandise from our vendors to us and from our distribution centers to our stores;

  •
  telephone companies to provide telephone service to our in-house customer service representatives;

  •
  communications providers to provide our Internet users with access to our web site and a web site hosting service provider to host and manage our web site; and

  •
  software providers to provide software and related services to run and protect our operating systems for our businesses.

        Any disruptions in these services could have a negative impact on our ability to market and sell our products and serve our customers.

A Disruption in Our Relationship with, or in the Operations of, any of Our Key Vendors Could Cause Our Sales to Decline

        The success of our business and growth strategy depends to a significant degree upon our vendors, particularly our brand name suppliers of audio and video equipment such as Sony, Mitsubishi, Panasonic, JVC, Pioneer and Monster Cable. We rely on a number of suppliers for limited distribution upscale items. We also rely on our suppliers for cooperative advertising support. We do not have long-term supply agreements or exclusive arrangements with any vendors. We typically order our inventory through the issuance of individual purchase orders to vendors. In addition, we rely heavily on a relatively small number of vendors. Our top 10 vendors represented approximately 71% of our purchases and our top three vendors represented approximately 49% of our purchases in fiscal 2004. The loss of any of these key vendors or the failure by us to establish and maintain relationships with these or other vendors could have a material adverse effect on our results of operations and financial condition.

A Substantial Change in the Credit Terms from Our Vendors or in Vendors' Willingness to Extend Credit to Us Could Harm Our Financial Condition and Operating Performance.

        We rely on credit from vendors to purchase our products. As of January 31, 2004, we had $35.3 million in accounts payable, $63.2 million on our revolving line of credit and $113.9 million in merchandise inventories. A substantial change in the credit terms we have with our vendors or in our vendors' willingness to extend credit to us could reduce our ability to obtain the higher-end merchandise that we sell and could harm our financial condition and operating performance.

If We are Unable to Timely Respond to Changes in Consumer Demand and Preferences, Our Business May Be Harmed

        Our success depends on our ability to anticipate and respond in a timely manner to consumer demand and preferences for consumer electronics products and changes in such demand and preferences. If we do not continue to meet changing consumer demands, our growth and profitability could be negatively impacted. We frequently place orders for merchandise and make decisions about marketing and advertising expenditures several months in advance of the time when consumer demand can be determined. We also maintain an inventory level of certain merchandise that we anticipate will be in greater demand. If we fail to anticipate, identify or react appropriately to changes in consumer demand, we could experience shortages in inventory or excess inventory. Inventories in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could have a material adverse effect on our operating results (particularly gross margins) and our financial condition. Conversely, if we underestimate consumer demand for our merchandise or if our manufacturers fail to supply the merchandise that we require at the time we need it, we may experience inventory shortages, which could result in the loss of customers and reduced sales. Any sustained failure by us to identify and respond to changes in consumer demand and preferences could have a material adverse effect on our results of operations and financial condition.

We May Become Involved in Costly and Time-Consuming Litigation That May Significantly Increase Our Costs and Harm Our Business

        We are subject to various pending claims, lawsuits and legal proceedings that arise from actions taken in the ordinary course of our business, including actions related to the products we sell. Lawsuits and legal proceedings, particularly class action lawsuits, could result in substantial litigation costs, damage awards against us and the diversion of our management's attention and resources. In addition, litigation is subject to inherent uncertainties, and an adverse result in litigation matters that may arise from time-to-time may harm our business. See "Item 3—Legal Proceedings."

Reporting Requirements Could Require Substantial Resources

        Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Securities and Exchange Commission and the NASDAQ, have recently issued new requirements and regulations and are currently developing additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. As certain rules are not yet finalized, we do not know the level of resources we will have to commit in order to be in compliance. Our compliance with current and proposed rules, such as Section 404 of the Sarbanes-Oxley Act of 2002, is likely to require the commitment of significant managerial resources. We are currently reviewing our internal control systems, processes and procedures to ensure compliance with the requirements of Section 404. This review has resulted in the identification of control deficiencies, which we are working on remediating. There can be no assurance that we will be able to remediate our control deficiencies or that our auditors will be able to attest as to the adequacy of our internal controls.

We Are Subject to Governmental Regulations, Procedures and Requirements; Our Noncompliance or a Significant Regulatory Change Could Adversely Affect Our Business, the Results of Our Operations or Our Financial Condition

        We are subject to various federal, state, and local laws and regulations, including, but, not limited to, the Fair Labor Standards Act, as amended, and regulations promulgated by the United States Department of Labor, the Occupational Safety and Health Administration, and the Environmental Protection Agency. Failure to properly adhere to these and other applicable laws and regulations could result in the imposition of civil and criminal penalties and could adversely affect the continued operation of our business.

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

Because of Our Small Store Base and Our Limited Geographical Dispersion, Our Operating Results Could Be Materially Adversely Affected By the Negative Performance of a Small Number of Markets

        We currently operate 65 stores in 19 markets within 14 states in the Rocky Mountain, Midwest and Southwest regions of the United States. Due to our small store base and limited geographical dispersion, poor operating results in one or more markets or weather-related conditions, regional competition or unfavorable or regional economic conditions, could materially adversely affect our business, financial condition, operating results or cash flows.

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

The Loss of the Services of Our President and Chief Executive Officer, or Other Key Employees, Could Jeopardize Our Ability to Maintain Our Competitive Position

        We believe that our success depends on the continued service of our key executive management personnel. Effective January 1, 2004, David J. Workman was promoted to President and Chief Executive Officer following the retirement of J. Edward McEntire. Loss of the services of David J. Workman or other key employees could jeopardize our ability to maintain our competitive position in the industry. Mr. Workman appears in most of our print and radio advertisements. We do not currently have key person life insurance for Mr. Workman or for any of our officers or directors.

We Could Face Potential Labor Shortages

        Our success depends in large part upon our ability to attract, motivate and retain qualified employees, including store managers, sales associates, installers and support personnel. Qualified individuals needed to fill these positions could be in short supply. The inability to recruit and retain such individuals may result in high employee turnover at our stores, which could have a material adverse effect on our business, financial condition, operating results or cash flows. Additionally, competition for qualified employees requires us to continually assess our compensation structure. Competition for qualified employees has required, and in the future could require, us to pay higher wages to attract a sufficient number of qualified employees, resulting in higher labor costs.

We May Be Unable to Protect Our Intellectual Property Rights, Which Could Impair Our Name and Reputation

        We believe that our success and ability to compete depends, in part, upon consumer identification of the Ultimate Electronics, SoundTrack, and Fast Trak trademarks. We intend to vigorously protect our trademarks against infringement or misappropriation by others. A third party could, however, misappropriate our intellectual property in the future. Furthermore, the enforcement of our proprietary rights through litigation could result in costs to us that could have a material adverse effect on our financial condition. In addition, though we do not believe that we infringe the proprietary rights of third parties, infringement claims may be asserted against us in the future. An adverse determination or the costs of defending litigation based on such a claim could have a material adverse effect on our business and financial condition.

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

        In addition, under the terms of our stockholder rights plan, in general, if a person or group acquires more than 15% of the outstanding shares of common stock pursuant to a transaction not previously approved by our board of directors, all of our other stockholders would have the right to purchase securities from us at a discount to such securities' fair market value, thus causing substantial dilution to the holdings of that acquiring person or group. Furthermore, the change of control provisions in our executive employment agreements could make an acquisition or sale our company more expensive. Our stockholder rights plan and executive employment agreements may inhibit a change of control and, therefore, could materially adversely affect our stockholders' ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction.

Because We Experience Seasonal Fluctuations in Our Sales, Our Quarterly Results May Fluctuate and Our Annual Results Could Be Below Expectations, Which May Adversely Affect Our Common Stock Price

        Seasonal consumer buying patterns affect our business. Our fourth fiscal quarter includes the holiday selling season and has historically contributed, and is expected to continue to contribute, a substantial portion of our sales for our entire fiscal year. The fourth quarter of fiscal 2004 contributed 34% of our sales for the year. As a result, any factors negatively affecting us during the fourth quarter of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our results of operations for the entire year. More generally, our quarterly results of operations and financial condition may fluctuate based upon such factors as:

  •
  discretionary consumer spending;

  •
  comparable store sales and the success of new stores;

  •
  general, regional and national economic conditions;

  •
  actions by our competitors, including their entrance into our markets, grand openings and store closings;

  •
  performance of our management information system;

  •
  the mix of consumer electronics products sold in our stores;

  •
  the availability of new products;

  •
  litigation;

  •
  the timing of new store openings and store relocations;

  •
  the amount of store preopening expenses;

  •
  the impact of new stores on existing stores;

  •
  weather conditions in our markets;

  •
  terrorist acts and acts of war; and

  •
  seasonal aspects of our home builder business.

        Fluctuations in our results of operation or financial condition may adversely affect our common stock price.

You Should Not Rely on Our Comparable Store Sales as an Indication of Our Future Results of Operations Because They Fluctuate Significantly and May Cause Our Stock Price to Fluctuate

        Our comparable store sales include sales for stores open at least 13 months and exclude (i) sales for stores recently relocated and expanded until 13 months after completion and (ii) sales for stores in new markets until 13 months after 75% of the initial number of stores planned for the market have opened. Our comparable store sales also include sales from our specialty markets division, builder division and main distribution center. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including among other factors:

  •
  changes in competition;

  •
  general regional and national economic conditions;

  •
  new product introductions;

  •
  consumer trends;

  •
  changes in our merchandise mix;

  •
  the impact of new stores on existing stores;

  •
  weather conditions in our markets;

  •
  terrorist acts and acts of war;

  •
  seasonal aspects of our home builder business;

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

Our Management, Including a Principal Stockholder, Owns a Significant Portion of Our Common Stock and Will Be Able to Exercise Significant Influence Over Our Affairs

        William J. Pearse, our Chairman, beneficially owns approximately 12.2% of our outstanding common stock. In addition, our directors and executive officers as a group (including Mr. Pearse) beneficially own approximately 14.7% of our common stock. As a result of this share ownership, our management, and in particular Mr. Pearse, will be able to exert significant influence on corporate actions requiring stockholder approval, including the election of directors. This share ownership could delay or prevent a change in control. It could also prevent our stockholders from realizing a premium over the market price for our common stock or making a change in management.

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

We May Issue Additional Shares and Dilute Your Ownership Percentage

        Some events over which holders of common stock have no control could result in the issuance of additional shares of our common stock, which would dilute the ownership percentage of holders of our common stock. We may issue additional shares of common stock or shares of preferred stock to raise additional capital or finance acquisitions. We may issue shares of common stock to employees as restricted shares or upon the exercise or conversion of outstanding options. The rights of holders of common stock may be adversely affected by the rights of holders of any preferred stock that may be issued in the future that would be senior to the rights of the holders of the common stock.

ITEM 2:    PROPERTIES

Properties

        We operate 65 stores in 14 states. Each store, other than the store located in Thornton, Colorado, is leased. The following table sets forth data regarding our store locations and the one store site expected to open in early 2005.

Current Store Locations	Year Originally Opened	Latest Year Remodeled or Relocated	Approximate Total Square Feet	Approximate Retail Selling Square Feet	Lease Expiration Date Primary/ with Options
ARIZONA:
Chandler, AZ	2000	—	33,500	20,500	2015/2030
Chandler, AZ	2001	—	32,200	20,400	2016/2031
Glendale, AZ	2000	—	34,800	20,800	2015/2030
Glendale, AZ	2001	—	34,200	20,700	2016/2031
Mesa, AZ	2001	—	33,900	20,600	2016/2031
Phoenix, AZ	2000	—	33,800	21,500	2015/2025
Phoenix, AZ	2000	—	29,400	18,600	2015/2030
Scottsdale, AZ	2001	—	34,300	21,000	2017/2032
COLORADO:
Arvada, CO	1968	1991	14,500	9,100	2001/2006
Boulder, CO	1985	1996	34,700	21,300	2017/2047
Colorado Springs, CO	1989	—	14,900	8,700	2005/2005
Colorado Springs, CO	2000	—	34,800	20,400	2016/2026
Denver, CO	1976	1994	31,600	15,500	2009/2009
Englewood, CO	1983	1997	41,300	24,100	2017/2027
Fort Collins, CO	1990	2002	24,100	9,600	2005/2005
Lakewood, CO	1997	—	40,400	24,000	2013/2028
Littleton, CO	1984	1996	38,000	23,500	2017/2027
Littleton, CO	1986	1998	16,600	9,800	2004/2007
Thornton, CO	1985	1996	40,300	25,200	Owned
IDAHO:
Boise, ID	1995	2004	37,800	20,100	2010/2025
IOWA:
Cedar Rapids, IA	1995	1997	17,700	10,400	2015/2035
Davenport, IA	1999	—	38,600	22,600	2014/2029
Des Moines, IA	1994	1997	20,700	12,600	2009/2019

KANSAS:
Lenexa, KS	2003	—	32,200	18,000	2019/2039
Wichita, KS	2003	—	29,500	20,100	2019/2039
Leawood, KS(1)	2005	—	28,400	18,500	2020/2035
MINNESOTA:
Brooklyn Center, MN	1980	1997	15,000	9,100	2008/2023
Burnsville, MN	1979	1999	17,300	10,500	2007/2017
Edina, MN	1974	1997	31,800	16,900	2015/2025
Maple Grove, MN	2003	—	31,000	17,700	2019/2039
Minnetonka, MN	1977	2003	15,000	9,300	2008/2023
Rochester, MN	1986	2003	23,800	14,700	2018/2033
Roseville, MN	1977	1997	21,400	11,200	2015/2035
St. Cloud, MN(2)	1987	2004	23,200	14,000	2019/2039
Woodbury, MN (formerly Maplewood)	1989	2000	35,600	20,900	2020/2032
MISSOURI/ILLINOIS:
Ballwin, MO	2001	—	33,500	20,500	2017/2032
Brentwood, MO	2001	—	32,500	21,000	2016/2036
Bridgeton, MO	2001	—	32,000	20,500	2017/2037
Fairview Heights, IL	2002	—	32,000	17,900	2018/2028
Fenton, MO	2001	—	32,300	25,300	2016/2036
Independence, MO	2003	—	32,500	19,000	2019/2039
Kansas City, MO	2003	—	31,000	18,200	2019/2034
Mid Rivers, MO	2002	—	34,200	21,000	2017/2032
NEVADA:
Las Vegas, NV	1995	2003	31,500	18,200	2015/2035
Las Vegas, NV	1994	2003	37,300	18,300	2014/2024
NEW MEXICO:
Albuquerque, NM	1994	—	37,100	17,800	2009/2014
OKLAHOMA:
Oklahoma City, OK	2001	—	33,500	21,200	2016/2036
Oklahoma City, OK	2001	—	37,300	20,500	2016/2036
Tulsa, OK	1995	2003	50,500	31,600	2011/2026
SOUTH DAKOTA:
Sioux Falls, SD	1986	1999	32,400	10,400	2010/2015
TEXAS:
Austin, TX	2003	—	31,000	18,100	2019/2039
Austin, TX	2003	—	31,000	18,000	2019/2034
Cedar Hill, TX	2002	—	32,200	17,700	2018/2033
Dallas, TX	2002	—	31,400	23,700	2018/2038
Fort Worth, TX	2002	—	32,900	18,400	2018/2033
Frisco, TX	2002	—	31,900	17,800	2018/2038
Hurst, TX	2002	—	30,800	20,400	2018/2038
Lewisville, TX	2002	—	31,000	20,700	2018/2038
Mesquite, TX	2002	—	31,700	17,700	2018/2038
Plano, TX	2002	—	33,500	24,300	2018/2038
Southlake, TX	2002	—	31,000	19,500	2018/2038
South Arlington, TX	2002	—	33,200	21,300	2018/2038

UTAH:
Layton, UT	1995	—	34,400	19,000	2010/2025
Murray, UT	1994	—	32,200	18,200	2009/2024
Orem, UT	1993	—	32,900	17,100	2005/2010
Salt Lake City, UT	1993	—	33,400	19,200	2005/2013

(1)
Expected to open early 2005.

(2)
Relocated in March 2004.

        Our main warehouse and distribution center, business office and service center are located in one facility in Thornton, Colorado. In addition to the retail store in this facility noted in the table above, this facility is comprised of 226,000 square feet of warehouse space, 75,000 square feet of office space, 15,000 square feet devoted to a service department. We lease 18,500 square feet in Thornton and 3,500 square feet in St. Louis, Missouri as additional office space. We lease 8,500 square feet in Salt Lake City, Utah as a service center. We lease a 40,000 square foot facility in Denver, Colorado to provide additional warehouse space. We lease an 85,000 square foot facility in Dallas, Texas and a 53,800 square foot facility in Minneapolis, Minnesota, each of which we use for a training center, office space, a service center and warehouse space for our delivery department. We lease 3,000 square feet in Rochester, Minnesota and 600 square feet in Marion, Iowa as auxiliary warehouse space for the Rochester, Minnesota and Cedar Rapids, Iowa retail stores. We lease 12,600 square feet in Austin, Texas for home delivery and service. We lease 4,200 square feet in Minnetonka, Minnesota, 4,000 square feet in Roseville, Minnesota, and 2,900 square feet in Burnsville, Minnesota, for auxiliary auto installation facilities to support the Minnetonka, Minnesota, Roseville, Minnesota, and Burnsville, Minnesota retail stores. We lease a 52,000 square foot facility in Phoenix, Arizona that we use for a service center and warehouse space for our delivery department. We also lease a 27,900 square foot facility in St. Louis, Missouri that we use for the same purposes.

ITEM 3:    LEGAL PROCEEDINGS

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

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2004.

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is listed on the Nasdaq Stock Marketsm under the symbol "ULTE". As of April 1, 2004, there were 1,222 registered holders of our common stock.

        The range of high and low closing prices for our common stock as quoted on the Nasdaq Stock Marketsm for the past two fiscal years is provided below.

	High	Low
Fiscal 2003
First Quarter	$29.85	$23.45
Second Quarter	31.95	13.60
Third Quarter	14.25	9.00
Fourth Quarter	20.11	8.09
Fiscal 2004
First Quarter	$8.84	$7.40
Second Quarter	14.18	8.52
Third Quarter	12.86	8.61
Fourth Quarter	9.07	6.13

        As a public company, we have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings for use in the operation and expansion of our business and therefore do not anticipate paying cash dividends in the foreseeable future. Our current revolving line of credit also restricts our ability to pay dividends.

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table contains our selected consolidated financial and operating data. Information for each fiscal year is derived from our historical audited financial statements. This information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes included elsewhere in this report.

	Fiscal Year Ended January 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share and selected operating data)
Income Statement Data:
Sales	$384,983	$484,408	$580,223	$704,427	$712,855
Cost of goods sold(1)	269,496	332,074	400,126	473,930	483,463

Gross profit	115,487	152,334	180,097	230,497	229,392
Selling, general and administrative expenses(1)	99,922	128,414	160,495	220,139	254,568

Income (loss) from operations	15,565	23,920	19,602	10,358	(25,176)
Interest income	(397)	(354)	(12)	(125)	—
Interest expense(2)	2,484	904	333	333	709

Net interest expense	2,087	550	321	208	709

Income (loss) before taxes and cumulative effect of change in accounting principle	13,478	23,370	19,281	10,150	(25,885)
Income tax expense (benefit)	5,051	8,763	7,328	3,857	(9,836)

Income (loss) before cumulative effect of change in accounting principle(1)	8,427	14,607	11,953	6,293	(16,049)
Cumulative effect of change in accounting principle, net of taxes(1)	—	—	—	(1,587)	—

Net income (loss)	$8,427	$14,607	$11,953	$4,706	$(16,049)

Earnings (loss) per share before cumulative effect of change in accounting principle—basic	$.95	$1.35	$1.08	$0.46	$(1.10)
Earnings (loss) per share before cumulative effect of change in accounting principle—diluted	$.88	$1.28	$1.04	$0.45	$(1.10)
Earnings (loss) per share—basic	$.95	$1.35	$1.08	$0.34	$(1.10)
Earnings (loss) per share—diluted	$.88	$1.28	$1.04	$0.34	$(1.10)
Weighted average shares outstanding—basic	8,858	10,792	11,041	13,671	14,650
Weighted average shares outstanding—diluted	9,553	11,421	11,483	13,921	14,650

Selected Operating Data:
Number of stores open at end of period	31	36	46	58	65
Average square footage per store at end of period	26,811	28,659	30,009	30,750	31,100
Average sales per store open during the entire period(3)	$12,243,000	$13,754,000	$13,647,000	$13,134,000	$11,529,000
Sales growth	17%	26%	20%	21%	1%
Comparable store sales growth (decline)(4)	16%	13%	(2)%	(2)%	(9)%
Gross profit margin	30.0%	31.4%	31.0%	32.7%	32.2%
Balance Sheet Data:
Working capital	$50,926	$42,326	$50,815	$81,789	$103,368
Total assets	160,029	174,020	231,471	294,599	336,227
Long-term debt, net of current portions(5)	11,718	—	35,222	8,320	63,186
Capital lease obligations, net of current portions	1,760	1,659	1,546	1,420	1,297
Stockholders' equity	88,872	105,970	121,851	213,667	198,935

(1)
During the last quarter of fiscal 2003, we changed our accounting principle with respect to recording cooperative advertising allowances effective retroactively as of the beginning of fiscal 2003. As a result, we recorded a non-cash charge of $1.6 million, net of income tax, in the first quarter of fiscal 2003 for the cumulative effect of the change in accounting principle on fiscal years prior to fiscal 2003 in accordance with Emerging Issues Task Force Issue No. 02-16, "Accounting by Customer (Including a Reseller) for Certain Consideration Received from a Vendor." This adoption resulted in the reclassification of $14.8 million of cooperative advertising payments earned in fiscal 2003 from selling, general and administrative expense to cost of sales. The fiscal 2003 impact on income before cumulative effect of change in accounting principle was $0.4 million, net of tax.

(2)
In April 2002, the FASB issued Statement 145, "Rescission of Statements 4, 44 and 62" ("SFAS 145"). SFAS 145 requires gains and losses on extinguishment of debt to be classified as either extraordinary items or in continuing operations in accordance with the provisions of APB 30. Further, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented, that does not meet the criteria in APB 30 for extraordinary item classification, is required to be reclassified to continuing operations. We adopted SFAS 145 on February 1, 2003. The impact of the adoption was to reclassify a $254,000 loss (net of tax) on extinguishment of debt recorded on the January 31, 2001 consolidated financial statement of income from an extraordinary item to interest expense and income tax expense.

(3)
Excludes direct sales from our specialty markets division, builder division and main distribution center.

(4)
Comparable store sales include sales for stores open at least 13 months and exclude (i) sales for stores recently relocated and expanded until 13 months after completion and (ii) sales for stores in new markets until 13 months after 75% of the initial number of stores planned for the market have opened. Our comparable store sales also include sales from our specialty markets division, builder division and main distribution center. As of January 31, 2004, 57 of our 65 stores were included as comparable stores.

(5)
At January 31, 2004, we had $63.2 million outstanding under our revolving line of credit agreement with Wells Fargo Retail Finance, LLC. Effective April 2, 2004, we amended and restated our revolving line of credit. We now have a $100 million credit agreement with Wells Fargo Retail Finance, LLC, which expires in April 2008.

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the information contained in "Selected Financial and Operating Data" and the "Consolidated Financial Statements and Notes" included elsewhere in this report.

Overview

        Ultimate Electronics is a leading specialty retailer of consumer electronics and home entertainment products in the Rocky Mountain, Midwest and Southwest regions of the United States. We focus on mid- to high-end audio, video, television and mobile electronics products sold by a highly trained, knowledgeable, commissioned sales force. We offer approximately 4,000 SKU's at a wide range of price points representing approximately 130 brands, including a broad presentation of the most popular names and a large selection of limited-distribution, upscale brands and lines. We emphasize products with the latest technology by dedicating significant resources to their promotion, advertising, merchandising and related product training.

        We embarked on an aggressive expansion strategy in fiscal 2001, adding five new stores to our store base of 31 stores in that year, followed by 10 stores in fiscal 2002, 12 stores in fiscal 2003 and seven stores in fiscal 2004. New markets opened during this period include Phoenix, Oklahoma City, St. Louis, Dallas/Ft. Worth, Kansas City, Wichita, and Austin. We believe we have a solid and competitive store base in the markets we serve. We believe our store base will provide a strategic advantage in capitalizing on new technologies. We currently operate 65 stores, including 54 stores in Arizona, Idaho, Illinois, Iowa, Kansas, Minnesota, Missouri, Nevada, New Mexico, Oklahoma, South Dakota, Texas and Utah under the trade name Ultimate Electronics® and 11 stores in Colorado under the trade name SoundTrack®. In addition, we operate Fast Trak Inc., an independent electronics repair company and a wholly owned subsidiary of Ultimate Electronics.

Retail Industry

        We operate in a highly competitive and price sensitive industry. We face strong sales competition from large national chains, numerous smaller specialty stores and consumer electronics departments of many department, discount and home improvement stores. Additionally, we compete with a number of retailers for prime retail site locations and for attracting and retaining quality employees. We, like other retail companies, are influenced by a number of factors, including but not limited to: cost of goods, discretionary consumer spending, economic conditions, customer preferences, unemployment rate, and weather patterns.

Key Items in Fiscal 2004

        Significant financial items during fiscal 2004 were:

  •
  Although we added seven new stores during fiscal 2004, our total sales increased by only 1% from fiscal 2003 to $712.9 million. Comparable stores sales decreased by 9%.

  •
  We experienced an operating loss of $25.2 million.

  •
  Total assets increased 14% to $336 million at January 31, 2004.

        We struggled during fiscal 2004 with the ineffectiveness of our television advertising campaign, price compression in key products categories, slowing demand in established categories, low consumer confidence, competitive pressures and a dilution of skilled personnel resulting from our recent expansion. In the third and fourth quarters, these issues were compounded by the unexpected problems we experienced following our September conversion to a new management information system.

        Problems Experienced with New Management Information System.    Following the September conversion to our new management information system, we experienced problems with inventory visibility and tracking, product distribution, commission calculations, general reporting and processing of receivables and service repairs. These problems negatively impacted our sales and operating results in our third and fourth quarters.

        Failure of Our Marketing Campaign to Generate an Increase in Store Traffic.    We shifted a considerable percentage of our marketing budget towards a mass market television campaign designed to increase the name awareness of our company, with less emphasis on direct mail, radio and print advertising products. This shift in marketing did not produce the intended results, as we do not believe our store traffic improved.

        Weakened Execution at the Store Level.    As a result of the rapid expansion, we had less experienced sales associates and other store personnel, resulting in lower individual sales performance and reduced levels of customer service. In addition, integration issues associated with our new management information system compounded our deficiencies in execution in the second half of fiscal 2004.

Company Performance Measures

  •
  Comparable Store Sales.  Comparable store sales, also referred to as "same store sales" or "comps" by others within the retail industry, is a measure that indicates whether our existing stores are performing better year over year. We consider comparable store sales to be sales for stores open at least 13 months and exclude (i) sales for stores recently relocated and expanded until 13 months after completion and (ii) sales for stores in new markets until 13 months after 75% of the initial number of stores planned for the market have opened. Our comparable store sales also include sales from our specialty markets division, builder division and main distribution center. As of January 31, 2004, 57 of our 65 stores were included as comparable stores. We experienced a decrease in our comparable store sales of 9%. The negative comparable store sales growth is reflective of, among other things, a weak economy, an ineffective marketing campaign, problems with our new management information system and dilution of skilled personnel resulting from our recent expansion.

  •
  Gross Profit Margins.  For many retailers, gross profit margins equal revenues minus the cost of goods sold and occupancy costs. We calculate gross profit margins as revenues less cost of goods sold. Write-downs associated with our exit from certain categories and higher shrink associated with integration issues experienced with our new system accounted for the decrease in our gross profit margins to 32.2% in fiscal 2004 from 32.7% in fiscal 2003.

  •
  Inventory Levels and Inventory Turns.  Generally, inventory levels should not increase at a rate higher than sales. Inventory levels increasing at a rate faster than sales could be a warning that merchandise is not selling and write-downs of merchandise may be needed. Our sales increased 1% in fiscal 2004, but our inventory increased by 7%. Our inventory levels increased during fiscal 2004 due to the addition of 12% more stores than the previous year. Our inventory turns (a measure of how quickly inventory is sold) were 4.2 during fiscal 2004, down from 4.5 in fiscal 2003 (based on average monthly inventories), and suffered during fiscal 2004 due to only a 1% increase in sales despite the addition of seven additional stores. In addition, we recognized write-

    downs in our inventory during fiscal 2004 associated with our exit from the computer category, video gaming hardware and software and PDA devices.

  •
  Selling, General and Administrative Expenses.  Selling, general and administrative expense includes much of the corporate and "overhead" costs of our business. Selling, general and administrative expenses increased as a percentage of sales to 35.7% from 31.2%, primarily due to increased advertising costs and higher occupancy and labor costs. Advertising costs increased due to lower advertising credits earned from vendors and increased advertising expenditures during the fourth quarter designed to increase sales during the holiday selling season. General and administrative labor costs, including salaries and wages at the store and corporate level, increased due to the opening of seven new stores and competitive pressures in the industry for store management.

  •
  Cash Flows/EBITDA.  We need to generate enough cash flow to service our debt. Our cash flow from operations was a negative $17.2 million during fiscal 2004, primarily as a result of the increase in our accounts receivable and inventory levels and our net loss for the year. In addition, our revolving line of credit requires that we maintain minimum EBITDA (earnings before interest, taxes, depreciation and amortization) over a rolling 12-month period beginning with April of 2004.

  •
  Debt-to-Equity Ratio.  Our debt-to-equity ratio, a measure of the amount of debt in the capitalization of our company and a monitor of our borrowing, increased to 32% at January 31, 2004 from 5% at January 31, 2003. We increased our borrowings under our revolving line of credit to $63.2 million at January 31, 2004, from $8.3 million at January 31, 2003. Borrowings increased due to the shortfall in our sales, the increase in our inventory levels and capital expenditures for the seven new stores we opened and the conversion to our new management information system during fiscal 2004. Through a focused strategy of cost control, inventory management, and limiting capital expenditures to approximately $12 million, we plan to increase liquidity and reduce outstanding borrowing levels as a percentage of our borrowing capacity by our fiscal 2005 year end.

Critical Accounting Policies

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that, of the significant accounting policies described in Note 1 to the consolidated financial statements, the following involve a higher degree of judgment and complexity and are, therefore, considered critical.

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

        Along with the sale of consumer electronics and home entertainment products, we offer and sell installation services, delivery services and extended warranty contracts, which can be purchased separately by the customer. Revenues from these non-merchandise components represented approximately 7.3% of our total sales for fiscal 2004. In addition, revenues from repair services represented 1.6% of our total sales for fiscal 2004.

        We sell extended warranty contracts on behalf of a fully-insured unrelated party. The contracts extend beyond the normal manufacturer's warranty period, usually with terms of coverage (including the manufacturer's warranty period) between 12 and 60 months. The extended warranty contracts are administered by a third party and all performance obligations and risk of loss with respect to such contracts are the responsibility of such administrator and other parties. Effective February 1, 2000, we restructured our extended warranty master contract with the administrator. For extended warranty contracts entered into after February 1, 2000, we are a non-obligor and, therefore, we recognize commissions from the sale of these non-obligor contracts as revenues at the time of sale to customers. We are deemed to be the obligor under the extended warranty contracts entered into prior to February 1, 2000, and we recognize revenues over the term of these obligor contracts, generally 12 to 60 months. Revenues from extended warranty contracts entered into prior to February 1, 2000, will be fully amortized in fiscal 2005.

        In July 2003, the Emerging Issues Task Force issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on our consolidated financial position or results of operations.

Advertising Costs and Cooperative Revenue

        In accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs," all advertising costs are deferred until the first time the advertising takes place. We reduce advertising expense with cooperative advertising from our vendors. Cooperative advertising payments vary with individual programs and with individual vendors.

        In November 2002 and subsequently clarified in March 2003, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, "Accounting by Customer (including a Reseller) for Certain Consideration Received from a Vendor" (EITF 02-16). EITF 02-16 addresses two specific issues related to the classification of consideration received from a vendor (cooperative advertising payment) by us in our income statement. Issue 1 of EITF 02-16 addresses the circumstances under which cash consideration received from a vendor by us should be considered (a) an adjustment of the prices of the vendor's products or services and, therefore, characterized as a reduction of cost of sales when recognized in our income statement, (b) an adjustment to a cost incurred by us and, therefore, characterized as a reduction of that cost when recognized in our income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in our income statement. Issue 1 of EITF 02-16 is effective for new arrangements or modification of existing arrangements entered into after December 31, 2002, although early adoption is permitted. We elected to adopt Issue 1 of EITF 02-16 effective February 1, 2002. Issue 2 of EITF 02-16 discusses when we should recognize the rebate and how we should measure the amount of the offer when a vendor offers us a rebate or refund of a specified amount of cash consideration that is payable only if we complete a specified cumulative level of purchases or remain a customer for a specified time period. Issue 2 of EITF 02-16 is effective for arrangements entered after November 21, 2002.

        We believe that the accounting estimate related to deferred cash discounts, volume rebates and coop advertising is a critical accounting estimate because it is highly susceptible to change from period to period due to changes in inventory levels, the supplier mix of the inventory on hand, and the timing of performance of specific advertising activities in relation to when the cash for these activities is received.

        The amounts of cooperative advertising that are netted against gross advertising expense for fiscal 2004, 2003 and 2002, respectively, are as follows:

	Fiscal Year ended January 31,
	2004(1)	2003(1)	2002
	(in thousands)
Gross advertising expense	$61,988	$60,212	$48,908
Cooperative advertising	(27,948)	(35,484)	(39,921)

Net advertising expense	$34,040	$24,728	$8,987

(1)
Fiscal 2004 and 2003 reflect the provisions of EITF 02-16.

Allowance for Doubtful Accounts

        Our accounts receivable represents amounts due from our vendors, purchases on account for our commercial and builder accounts, amounts due from third-party financing contracts, and credit card receivables. As of January 31, 2004, our allowance for doubtful accounts was $1.0 million.

        We review the aging of our accounts receivable by business type and estimate our allowance for doubtful accounts based upon such aging. As of January 31, 2004, our receivables were higher than historical levels as a result of problems we encountered in the fourth quarter with the processing of receivables following our conversion to a new management information system. We have increased our allowance for doubtful accounts from $0.5 million to $1.0 million to account for collectibility issues we may face. Our historical write-offs of accounts receivable have been approximately 0.1% of total sales.

Inventories

        We state merchandise inventories at the lower of cost (weighted average cost) or market. Physical inventory counts are performed by us on a regular basis at all stores and warehouse locations to ensure that amounts recorded in the consolidated financial statements are properly stated. Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand because a product may either be discontinued or become technologically outdated earlier than anticipated. Inventories are presented net of an allowance for obsolescence of $2.1 million at both January 31, 2004 and January 31, 2003. Included in the reserve as of January 31, 2004, is a reserve of approximately $600,000 related to the close-out of PDA devices and video gaming hardware and software.

Long-Lived Assets

        Long-lived assets including property and equipment, management information system costs and goodwill are reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. We are required to perform an annual impairment test of goodwill in accordance with Statement of Financial Accounting Standard Statement No. 142, "Goodwill and Intangibles." Additionally, Statement of Financial Accounting Standards Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), addresses impairment with respect to our property and equipment and capitalized management information system assets. Under SFAS 144, we are required to recognize an impairment loss when estimated future undiscounted cash flows expected to result from the use of these assets and their value upon disposal are less than their carrying amount.

        We conducted a projected cash flow analysis of each of our stores on an undiscounted basis in accordance with SFAS 144. As a result, for the year ended January 31, 2004, we recognized an asset impairment charge of $3.1 million for the write-down of two of our Arizona stores in accordance with SFAS 144.

Results of Operations

        The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to sales:

	Percentage of Sales for the Years Ended January 31,
	2004	2003	2002
Sales	100.0%	100.0%	100.0%
Cost of goods sold	67.8	67.3	69.0

Gross profit	32.2	32.7	31.0
Selling, general and administrative expenses	35.7	31.2	27.6

Income (loss) from operations	(3.5)	1.5	3.4
Net interest expense	0.1	—	0.1

Income (loss) before taxes and cumulative effect of change in accounting principle	(3.6)	1.5	3.3
Income tax expense (benefit)	(1.3)	0.6	1.2

Income (loss) before cumulative effect of change in accounting principle	(2.3)	0.9	2.1
Cumulative effect of change in accounting principle, net of taxes	—	(0.2)	—

Net income (loss)	(2.3)%	0.7%	2.1%

        On April 8, 2004, we reported a net operating loss of $24.7 million and a net loss of $15.8 million for the fiscal year ended January 31, 2004. Based on our final review of contracts entered into in the fourth quarter, we adjusted our liabilities and our selling, general and administrative expenses by $0.4 million. As a result, our operating loss increased to $25.2 million and our net loss increased to $16.0 million.

Fiscal 2004 Compared to Fiscal 2003

        Sales.    For the year ended January 31, 2004, sales were $712.9 million, a 1% increase from sales of $704.4 million for the prior year. The increase in sales during fiscal 2004 was due to sales from the seven new stores opened during the third and fourth quarters of the year and the full year sales for the 12 stores that opened in fiscal 2003 compared to their partial year sales in fiscal 2003. This increase was significantly offset by a decrease in comparable store sales of 9% for the year. Revenues from extended warranty contracts entered into prior to February 1, 2000 recognized during fiscal 2004 were $1.7 million compared to $2.9 million for fiscal 2003. In fiscal 2005, we expect to recognize revenues of $682,000, which amount will be the last warranty amortization recognized.

        Gross Profit.    Costs of goods sold includes merchandise costs, costs for installation and service repair parts, inventory shrink, changes in our reserve for obsolete and discontinued inventory, buying costs and warehousing and distribution costs, less vendor purchase discounts and volume rebates. Gross profit in fiscal 2004 decreased to $229.4 million (32.2% of sales) from $230.5 million (32.7% of sales) in fiscal 2003. Gross profit margins were negatively impacted by write-downs associated with our exit from the computer category, video gaming hardware and software and PDA devices (25 basis points), and higher inventory shrink associated with integration issues experienced with our new management information system (19 basis points).

        Over the last three years, we have experienced a continued shift in our merchandise mix from higher-margin products, such as audio and mobile electronics, to lower-margin products, such as television and DVD players (which are part of the video category). For example, sales of audio products have decreased from 20% of total sales during fiscal 2002 to 17% of total sales in fiscal 2004, while sales of televisions and DBS products have increased from 38% of total sales during fiscal 2002 to 45% of total sales in fiscal 2004. This shift in merchandise mix has negatively impacted our gross profit margins. The decrease in our gross profit margins due to the shift in merchandise mix has been partially offset by the increase in gross profit margins from increasing sales of higher-margin digital products and decreasing sales of lower-margin analog products. In addition, gross profit margins have been positively impacted by an increase in installation and delivery services, which generate higher gross profit margins than our sales of merchandise.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses include net advertising costs, occupancy costs, payroll, depreciation, computer costs, credit card and check processing fees, third party financing fees and other expenses necessary to operate our business. Selling, general and administrative expenses in fiscal 2004 increased 16% to $254.6 million (35.7% of sales) from $220.1 million (31.2% of sales) in fiscal 2003. Selling, general and administrative expenses as a percentage of sales were impacted by the decrease in comparable store sales as well as the expenses associated with seven new stores opened during the year and the full year contribution of the 12 new stores opened in fiscal 2003. Net advertising expense increased as a percentage of sales by 3.7%, compared to the fourth quarter of the prior year, and by 1.3% compared to the prior year, due to lower cooperative advertising credits earned for the quarter and the full year and increased advertising expenditures in the fourth quarter designed to increase traffic during the holiday selling season. Fixed general and administrative expenses such as occupancy, depreciation and payroll increased as a percentage of sales by 2.9% compared to the prior year, due to lower than anticipated sales for the year, costs associated with new stores and store impairment charges. In January 2004, we recognized a $3.1 million asset impairment charge on two of our Arizona stores. In addition, insurance costs increased 26 basis points as a percentage of sales, primarily due to rising costs of healthcare. The above increases in expenses as a percentage of sales for the year were partially offset by a decrease in preopening expense of 33 basis points due to fewer store openings in fiscal 2004.

        Income (Loss) from Operations.    As a result of the foregoing, we incurred a loss from operations of $25.2 million (3.5% of sales) in fiscal 2004 compared to income from operations of $10.4 million (1.5% of sales) in fiscal 2003.

        Interest Income.    In fiscal 2004, we generated no interest income. In fiscal 2003, we generated interest income of $125,000 from the investments of the proceeds from our public offering of common stock completed in May 2002.

        Interest Expense.    Interest expense for fiscal 2004 increased to $709,000 from $333,000 in fiscal 2003 due to higher average amounts outstanding on our revolving line of credit.

        Income Taxes.    Our effective tax rate of 38% in fiscal 2004 was the same as the prior year.

        Net Income (Loss).    We incurred a net loss of $16.0 million in fiscal 2004, compared to net income of $4.7 million in fiscal 2003, for the reasons described above.

Fiscal 2003 Compared to Fiscal 2002

        Sales.    For the year ended January 31, 2003, sales were $704.4 million, a 21% increase from sales of $580.2 million for the prior year. The increase in sales during fiscal 2003 was primarily due to sales from the 12 new stores opened during the year and the full year sales for the 10 stores that opened in fiscal 2002. This increase was partially offset by a decrease in comparable store sales of 2% for the year due to the poor general market conditions in the markets we serve and the aggressive promotional environment for consumer electronics retailers. Revenues from extended warranty contracts entered into prior to February 1, 2000 recognized during fiscal 2003 were $2.9 million compared to $4.1 million for fiscal 2002.

        Gross Profit.    Gross profit in fiscal 2003 increased 28% to $230.5 million (32.7% of sales) from $180.1 million (31.0% of sales) in fiscal 2002. The increase in gross profit as a percentage of sales was due to a reclassification of $14.2 million, or 2.0% of sales, of fiscal 2003 cooperative advertising allowances from selling, general and administrative expense in connection with our change in accounting principle related to the adoption of EITF 02-16. This reclass was partially offset by reduced amortization of warranties sold prior to February 1, 2000 (approximately 30 basis points). The continued shift in merchandise mix to lower margin categories also negatively impacted gross margins.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in fiscal 2003 increased 37% to $220.1 million (31.2% of sales) from $160.5 million (27.6% of sales) in fiscal 2002. The increase in selling, general and administrative expenses as a percentage of sales was partially due to a reclassification of $14.8 million, or 2.1% of sales, of fiscal 2003 cooperative advertising allowances to cost of sales in connection with our change in accounting principle. Selling, general and administrative expenses as a percentage of sales were also impacted by the decrease in comparable store sales as well as the expenses associated with 12 new stores opened during the year and the full year contribution of the 10 new stores opened in fiscal 2002. For the year, rent increased approximately 40 basis points, fees from interest-free promotions increased approximately 30 basis points and payroll increased by approximately 30 basis points. Other expenses (such as insurance costs, preopening expenses and other fixed expenses) represented the remaining approximately 50 basis points of the increase in selling, general and administrative expenses as a percentage of sales.

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

        Net Income.    Net income for fiscal 2003 was $4.7 million compared to $12.0 million for the prior year, for the reasons described above. The net income from extended warranty contracts entered into prior to February 1, 2000, was $1.0 million in fiscal 2003 compared to $1.4 million in fiscal 2002.

Quarterly Results of Operations (Unaudited)

        The following table shows certain financial and operating data for each quarter of the last two fiscal years. The quarterly information is unaudited but has been prepared on the same basis as our audited financial statements included elsewhere in the report. In the view of management, this unaudited data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited quarterly results when read in conjunction with our audited financial statements. The results of operations for any quarter are not necessarily indicative of the results for any future period.

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
	(in thousands, except per share data and operating data)
Fiscal 2004
Sales	$155,685	$154,219	$159,703	$243,248
Gross profit	50,909	52,236	52,964	73,283
Preopening expenses	108	137	1,453	617
Loss from operations	(2,251)	(2,892)	(9,919)	(10,114)
Net loss	(1,424)	(1,820)	(6,215)	(6,590)
Loss per share—basic	(.10)	(.12)	(.42)	(.45)
Loss per share—diluted	(.10)	(.12)	(.42)	(.45)
New stores opened	—	—	6	1
Comparable store sales decrease	(8)%	(10)%	(12)%	(9)%
Fiscal 2003
Sales	$142,173	$142,022	$177,778	$242,454
Gross profit	46,674	48,074	60,488	75,261
Preopening expenses	147	1,861	1,894	694
Income (loss) from operations	2,202	(1,535)	696	8,995
Income (loss) before cumulative effect of change in accounting principle	1,246	(929)	422	5,554
Net income (loss)	(341)	(929)	422	5,554
Earnings (loss) per share before cumulative effect of change in accounting principle—basic	.11	(.07)	.03	.38
Earnings (loss) per share before cumulative effect of change in accounting principle—diluted	.11	(.07)	.03	.38
Earnings (loss) per share—basic	(.03)	(.07)	.03	.38
Earnings (loss) per share—diluted	(.03)	(.07)	.03	.38
New stores opened	—	1	10	1
Comparable store sales	2%	1%	1%	(8)%

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

        Our business is affected by seasonal consumer buying patterns. As is the case with many other retailers, our sales have been greatest in the fourth quarter (which includes the holiday selling season). Due to the importance of the holiday selling season, any factors negatively impacting the holiday selling season could have a material adverse impact on our financial condition and results of operations.

Liquidity and Capital Resources

        Historically, our primary sources of liquidity have been net cash from operations, revolving credit lines, term debt and issuances of common stock. Our primary cash requirements have historically been expenditures for new store openings and the relocation and/or remodeling of existing store locations and inventory build-up prior to the holiday selling season. Expenditures for new store openings include leasehold improvements, fixtures and equipment, additional inventory requirements, preopening expenses and selling, general and administrative expenses.

        Net cash used in operating activities was $17.2 million for fiscal 2004 compared to net cash used in operating activities of $12.3 million for fiscal 2003, primarily due to higher receivables in the current year. At January 31, 2004, we had an $8.0 million income tax receivable.

        Net cash used in investing activities was $37.1 million for fiscal 2004 compared to $47.8 million in fiscal 2003, primarily for capital expenditures on new store openings and enhancements of our new management information system. We opened seven new stores in fiscal 2004 compared to 12 new stores in fiscal 2003.

        We expect total capital expenditures to be approximately $12 million in fiscal 2005. We intend to focus our capital expenditures on the resolution of issues with, and enhancements of, our management information system; in-store projects tied to merchandising initiatives; the relocation of our St. Cloud, Minnesota store in March 2004; one new store in the Kansas City metropolitan area, anticipated to open in early 2005; and minor remodels of some existing stores.

        Net cash provided by financing activities totaled $56.1 million during fiscal 2004, compared to net cash provided by financing activities of $60.1 million during fiscal 2003. Net cash provided by financing activities for fiscal 2004 was primarily due to borrowings under our revolving line of credit. Net cash provided by financing activities for fiscal 2003 was primarily the result of the net proceeds we received from our May 6, 2002 offering, partially offset by net repayments of our revolving line of credit.

        At January 31, 2004 we had an $80 million credit agreement with Wells Fargo Retail Finance, LLC, of which $63.2 million was outstanding. On April 2, 2004, we amended and restated our revolving line of credit. We now have a $100 million credit agreement with Wells Fargo Finance, LLC, which expires in April 2008. As of April 2, 2004, we had an outstanding balance under our revolving line of credit of approximately $76 million, and a borrowing capacity of approximately $90 million. If our sales continue to decline or our inventories continue to rise, we will have less amounts available for borrowing. We believe that our cash flow from operations (including our income tax refund expected to be received by the end of the second quarter of fiscal 2005) and borrowings under our revolving line of credit will be sufficient to fund our operations, debt repayment and anticipated expansion through fiscal 2005.

        Borrowings under this revolving line of credit are limited to: (a) the lesser of (i) 85% of the net realizable value of our inventories and (ii) 75% of the cost of our inventories; minus (b) availability reserves (as determined by the bank); minus (c) a $10 million availability block; plus (d) 60% of the fair market value of our Thornton, Colorado, facility; plus (e) 85% of eligible credit card receivables. Amounts borrowed bear interest, payable monthly, based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate plus 0.0% to 0.5%. Borrowings under our revolving line of credit are secured by a mortgage on our Thornton, Colorado, facility and by our inventories, bank accounts, accounts receivable, equipment, intangibles, negotiable instruments, investment property, intellectual property and equity interests in our subsidiaries. The revolving line of credit includes negative covenants that place restrictions on our ability to: incur additional indebtedness; create liens or other encumbrances on our and our subsidiaries' assets; make loans, guarantees, investments and acquisitions; sell or otherwise dispose of assets; declare dividends; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; and change our business materially. The revolving line of credit also contains financial covenants regarding maximum capital expenditures and minimum EBITDA (as defined in the agreement).

        We partner with a third-party finance company to provide our private label credit card. In January 2004, we amended and restated our agreement with our third-party finance company (as amended, the "Private Label Agreement"). The Private Label Agreement has a term of five years and expires December 31, 2008. In connection with the amendment and restatement of our Private Label Agreement, we received an incentive bonus. The incentive bonus is subject to repayment if the Private Label Agreement is terminated prior to December 31, 2008. As of January 31, 2004, this incentive bonus is reflected on our balance sheet, with the short-term portion reflected in "Accrued Liabilities" and the long-term portion reflected under "Other Liabilities." Furthermore, if the Private Label Agreement is terminated prior to December 31, 2005, we are obligated to repay an additional amount to our third-party finance company. The amounts subject to repayment are reduced pro ratably.

        We did not have a return on assets (ROA) or a return on equity (ROE) for fiscal 2004 due to our net loss. The decrease in comparable store sales reduced our ability to leverage our sales against our fixed costs, directly impacting our net loss. If comparable store sales continue to be negative, returns on assets and equity will not be realized.

        The following table reflects our contractual obligations and other commercial commitments as of January 31, 2004:

Contractual Obligations

	Payments due by Period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital Lease Obligations	$2,613	$353	$427	$408	$1,425
Operating Lease Obligations	365,769	31,545	58,271	55,173	220,780
Purchase Commitments	17,157	15,816	1,341	—	—
Construction Commitments	2,153	2,153	—	—	—

Total	$387,692	$49,867	$60,039	$55,581	$222,205

Other Commercial Commitments

	Amount of Commitment Expiration by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Revolving line of credit	$63,186	—	—	$63,186	—

	$63,186	—	—	$63,186	—

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

Consolidation of Variable Interest Entities (FIN 46)

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), an interpretation of Accounting Research Bulletin No. 51, to address the consolidation issues around certain types of entities, including variable interest entities ("VIE"). FIN 46 requires a VIE to be consolidated if our variable interest (i.e. investment in the entity) will absorb a majority of the entity's expected losses and/or residual returns if they occur. The consolidation requirements of FIN 46 were originally applicable to us in the third quarter of fiscal 2004 for any variable interest entity formed after January 31, 2003. The FASB deferred the implementation date until January 1, 2004 for special purpose entities and until March 31, 2004 for all other entities that existed prior to February 1, 2003. We have reviewed the provisions of FIN 46 and do not expect its implementation to have any material impact on our financial position, results of operations or cash flows.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150)

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150), as amended. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for financial instruments that represent, or are indexed to, an obligation to buy back the issuer's shares, regardless whether the instrument is settled on a net-cash or gross physical basis. This includes mandatorily redeemable equity instruments, written options that give the counterparty the right to require the issuer to buy back shares, and forward contracts that require the issuer to purchase shares. Additionally, SFAS 150 requires liability classification for obligations that can be settled in shares and meet certain additional criteria. SFAS 150 is effective immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The implementation of the provisions of SFAS 150 did not have any material impact on our financial position, results of operations or cash flows.

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
  our plans regarding opening new stores;

  •
  our ability to capitalize on the growing demand for consumer electronics products;

  •
  our ability to redefine our position in the market place with consumers and improve our sales, operating and financial performance and overall liquidity;

  •
  improvement of company-wide execution;

  •
  our store format, in-store stock position and merchandise selection and displays in our stores;

  •
  reductions of our selling, general and administrative expenses;

  •
  our plans regarding partnerships with home builders and partnerships in other areas;

  •
  the quality and knowledge of our employees and the success of our training programs;

  •
  expected capital expenditures, use of capital expenditures and costs related to the opening of new stores or the relocation or expansion of existing stores;

  •
  our plans regarding liquidity and our borrowing levels;

  •
  the impact of our new management structure;

  •
  our relationships with key vendors;

  •
  the impact of our marketing program;

  •
  the adequacy of the remediations made to our management information system, the number of issues remaining to be resolved and the adequacy of our resources allocated to resolving any such remaining issues;

  •
  our expectations regarding competition and our competitive advantages;

  •
  impact of our trademarks and service marks;

  •
  our relationships with our employees and how our working conditions and wages compare to others in the industry;

  •
  the impact of our business strategy;

  •
  our expectation that fiscal 2005 is a turnaround year;

  •
  the sufficiency of our cash flows from operations and borrowings under our revolving line of credit to fund our capital requirements;

  •
  outcome of litigation;

  •
  nonpayment of dividends;

  •
  store traffic;

  •
  factors impacting our quarterly results of operations; and

  •
  the impact of the adoption of new accounting standards.

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

        Cash and Cash Equivalents.    As of January 31, 2004, we had $4.4 million in cash and cash equivalents, which was not restricted and in various non-interest bearing accounts. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Outstanding Debt of the Company.    We are exposed to market risk due to changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes. At January 31, 2004, we had an $80 million revolving line of credit. Amounts borrowed under the $80 million revolving line of credit bear interest based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate minus 0.375%. Borrowings under this credit facility were $63.2 million as of January 31, 2004. An increase in the interest rate on our revolving line of credit of 32 basis points (a 10% change from the bank's reference rate as of January 31, 2004) would have no material effect on our operating results. We have not hedged against interest rate changes.

        Effective April 2, 2004, we amended and restated our revolving line of credit. We now have a $100 million credit agreement with Wells Fargo Retail Finance, LLC, which expires in 2008.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Consolidated Financial Statements of Ultimate Electronics and Report of Independent Auditors are included in this Form 10-K.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A:    CONTROLS AND PROCEDURES

        In its Release No. 34-46427, effective August 29, 2002, the Securities and Exchange Commission (the "SEC"), among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

        We strive to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed and summarized within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

        An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, our chief executive officer and chief financial officer concluded that, except as otherwise noted below, our disclosure controls and procedures were effective.

        Reportable Condition.    In connection with the evaluation, our management and our internal auditor identified certain deficiencies in our internal control procedures. Our independent auditors Ernst & Young LLP advised management and our audit committee that deficiencies in our internal controls existed, one of which is deemed a reportable condition under the standards established by the American Institute of Certified Public Accountants. A "reportable condition" represents a significant deficiency in the design or operation of internal controls that could adversely affect a company's ability to record, process, summarize and report financial data consistent with the assertions of management in the company's financial statements. Ernst & Young LLP identified a reportable condition with respect to our inventory reporting, costing and reconciliation procedures and processes. Due to the problems with our management information system, specifically, difficulties we encountered in the fourth quarter with inventory transfers and cost updates, our year-end physical inventory took longer than normal to reconcile. Inaccurate reports on pending sales orders failed to disclose transactions where sales should have been reported but were not properly completed on a timely basis. Issues related to accurate pending sales reports, transfer processing and inventory accuracy during the holiday selling season necessitated overrides of existing controls to complete sales and to pay commissioned sales associates. These issues also prevented us from identifying and controlling inventory shrink. Although we believe we have corrected most of our system issues, we continue to encounter problems with our management information system, primarily related to inventory and distribution, and are working on resolving these issues. We believe we have dedicated the necessary resources to resolve these issues.

        Other Deficiencies in Our Internal Control Procedures.    Management and Ernst &Young LLP have identified certain other deficiencies in our internal control procedures, primarily related to: general controls regarding our management information system; sales audit procedures; documentation of product deliveries; early identification of problems with the reconciliation of third party finance company receivables; billing of cooperative advertising claims; automation of our accounts receivable billing; failures to follow policies and procedures; and segregation of duties.

        Management is actively working to correct the internal control deficiencies identified above. Such efforts include: enforcing existing policies and procedures; providing oversight with respect to inventory visibility and inventory reconciliation procedures; increasing the number of company-wide physical inventories; implementing additional training of store operations personnel regarding closing procedures; implementing new policies and procedures regarding sales audit; hiring a project manager to oversee the resolution of the remaining issues with our new management information system and establish a system of documented change management; establishing an inventory task force to coordinate the remaining issues to be fixed and tested; hiring outside consultants to fix integration issues between our various systems with regard to inventory and distribution; upgrading our existing point-of-sale system (to fix a number of issues and to make requested changes to the system); and enhancing reporting in all areas of our company.

        While we have taken or are in the process of taking the aforementioned steps to address the adequacy of our disclosure controls and procedures, and, in addition, develop and implement a formal set of internal controls and procedures for financial reporting in accordance with the SEC's rules regarding management's report on internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, the efficacy of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by management and by our internal and independent auditors. As a result, additional changes may be made to our internal controls and procedures.

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

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference form the Section labeled "Independent Public Accountants" in the Proxy Statement.

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

  (2)
  Financial Statement Schedules
  Schedule II—Valuation and Qualifying Accounts

  (3)
  Exhibits
  See (c) below

  (b)
  Reports on Form 8-K:

    On November 6, 2003, the Company filed a Current Report on Form 8-K disclosing its sales results for its third fiscal quarter ended October 31, 2003.

    On November 26, 2003, the Company filed a Current Report on Form 8-K disclosing its operating results for its third fiscal quarter and nine months ended October 31, 2003.

  (c)
  Exhibits

    The following exhibits are filed pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Ultimate Electronics, incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993, as amended by Certificate of Amendment No. 1 to the Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-87341), filed with the Commission on September 29, 1999.
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
10.1
Third Amended and Restated Loan and Security Agreement, by and among Ultimate Electronics and each of its Subsidiaries that are Signatories thereto, and Wells Fargo Retail Finance, LLC dated as of April 2, 2004.*
10.2	Employee Stock Option Plan, incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.

10.3
Non-Employee Stock Option Plan, incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33- 68314), filed with the Commission on October 7, 1993.
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
10.7
Form of Executive Employment Agreement, dated various dates in early 2004, by and between Ultimate Electronics and each of David J. Workman; Alan E. Kessock; Neal A. Bobrick; Gerard P. Demple; and William J. Pearse, III.*
10.8	Form of Incentive Stock Option Agreement for Key Employees, incorporated by reference to Exhibit 10.10 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.
10.9	Form of Non-Statutory Stock Option Agreement for Key Employees, incorporated by reference to Exhibit 10.11 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.
10.10
Form of Indemnification Agreement by and between Ultimate Electronics and each of William J. Pearse; J. Edward McEntire; David J. Workman; Alan E. Kessock; Neal A. Bobrick; Robert W. Beale; Randall F. Bellows; Clarence D. Hein; Larry D. Strutton; John D. Morton; Gerard P. Demple; and William J. Pearse, III, incorporated by reference to Exhibit 10.12 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.
10.11
Lease Agreement, dated April 1, 1989, by and between Ultimate Electronics and Pearse Investment Company, L.L.L.P. (successor in interest to William J. and Barbara A. Pearse), incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.
10.12
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
10.14	Ultimate Electronics, Inc. Bonus Plan for Fiscal Year Ended January 31, 2005.*
10.15
Exclusive Endorsement Agreement, dated September 1, 2002, by and between Ultimate Electronics and David J. Workman, incorporated by reference to Ultimate Electronics' Quarterly Report on Form 10-Q, filed with the Commission on December 16, 2002.
10.16	Confidential Severance Agreement and Release, dated January 8, 2004, by and between Ultimate Electronics and J. Edward McEntire.*

10.17	Consulting Agreement, made effective February 1, 2004, by and between Ultimate Electronics and Beale International, Inc.*
21.1	Subsidiaries of the Company.*
23.1	Consent of Ernst & Young LLP.*
24.1	Power of Attorney (included in signature page).
31(a)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31(b)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed April 15, 2004 on its behalf by the undersigned, thereunto duly authorized.

ULTIMATE ELECTRONICS, INC.
By:	/s/ DAVID J. WORKMAN David J. Workman President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of David J. Workman, Alan E. Kessock and William J. Pearse, his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes and as he or they might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature		Date

By:	/s/ WILLIAM J. PEARSE William J. Pearse Chairman of the Board and a Director	April 15, 2004
By:	/s/ DAVID J. WORKMAN David J. Workman President and Chief Executive Officer and a Director (Principal Executive Officer)	April 15, 2004
By:	/s/ ALAN E. KESSOCK Alan E. Kessock Senior Vice President—Finance, Chief Financial Officer, Secretary, Treasurer and a Director (Principal Financial and Accounting Officer)	April 15, 2004
By:	/s/ ROBERT W. BEALE Robert W. Beale Director	April 15, 2004
By:	/s/ RANDALL F. BELLOWS Randall F. Bellows Director	April 15, 2004

By:	/s/ CLARENCE D. HEIN Clarence D. Hein Director	April 15, 2004
By:	/s/ LARRY D. STRUTTON Larry D. Strutton Director	April 15, 2004
By:	/s/ JOHN D. MORTON John D. Morton Director	April 15, 2004

REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Ultimate Electronics, Inc.:

        We have audited the accompanying consolidated balance sheets of Ultimate Electronics, Inc. and subsidiaries ("the Company") as of January 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultimate Electronics, Inc. at January 31, 2004 and 2003, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/  ERNST & YOUNG LLP

Denver, Colorado
April 15, 2004

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	January 31,
	2004	2003
ASSETS:
Current assets:
Cash and cash equivalents	$4,413	$2,659
Accounts receivable, net	44,306	36,184
Income tax receivable	7,975	—
Merchandise inventories, net	113,875	106,754
Prepaid expenses and other	2,857	4,490
Deferred tax asset	943	318

Total current assets	174,369	150,405
Property and equipment, at cost:
Furniture, fixtures, equipment and software	107,911	64,985
Leasehold improvements	88,619	76,936
Autos and trucks	557	512
Land and buildings	30,305	30,198
Construction-in-progress	6,390	24,094

	233,782	196,725
Less: accumulated depreciation	75,535	55,338

	158,247	141,387
Deferred tax asset	806	—
Property under capital leases, including related parties, net	931	1,066
Goodwill	1,477	1,477
Other assets	397	264

Total assets	$336,227	$294,599

See accompanying notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS (Continued)

(amounts in thousands, except share and per share data)

	January 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$35,330	$36,525
Accrued liabilities	35,177	31,047
Current portion of capital lease obligations, including related parties	141	126
Deferred revenue	353	918

Total current liabilities	71,001	68,616
Revolving line of credit—long-term	63,186	8,320
Capital lease obligations, including related parties, less current portion	1,297	1,420
Deferred revenue, less current portion	—	372
Other liabilities	1,808	—
Deferred tax liability	—	2,204

Total long-term liabilities	66,291	12,316

Total liabilities	137,292	80,932
Commitments
Stockholders' equity:
Preferred Stock, par value $.01 per share
Authorized shares—10,000,000
No shares issued and outstanding	—	—
Common stock, par value $.01 per share
Authorized shares—40,000,000
Issued and outstanding shares, 14,749,180 and 14,580,682 at January 31, 2004 and 2003, respectively	148	146
Additional paid-in capital	165,606	164,291
Retained earnings	33,181	49,230

Total stockholders' equity	198,935	213,667

Total liabilities and stockholders' equity	$336,227	$294,599

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year ended January 31,
	2004	2003	2002
Sales	$712,855	$704,427	$580,223
Cost of goods sold	483,463	473,930	400,126

Gross profit	229,392	230,497	180,097
Selling, general and administrative expenses	254,568	220,139	160,495

Income (loss) from operations	(25,176)	10,358	19,602
Interest income	—	(125)	(12)
Interest expense	709	333	333

Net interest expense	709	208	321

Income (loss) before taxes and cumulative effect of change in accounting principle	(25,885)	10,150	19,281
Income tax expense (benefit)	(9,836)	3,857	7,328

Income (loss) before cumulative effect of change in accounting principle	(16,049)	6,293	11,953
Cumulative effect of change in accounting principle, net of taxes	—	(1,587)	—

Net income (loss)	$(16,049)	$4,706	$11,953

Earnings (loss) per share before cumulative effect of change in accounting principle—basic	$(1.10)	$0.46	$1.08
Earnings (loss) per share before cumulative effect of change in accounting principle—diluted	$(1.10)	$0.45	$1.04
Earnings (loss) per share—basic	$(1.10)	$0.34	$1.08
Earnings (loss) per share—diluted	$(1.10)	$0.34	$1.04
Weighted average shares outstanding—basic	14,650	13,671	11,041
Weighted average shares outstanding—diluted	14,650	13,921	11,483

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands, except share data)

	Common Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
BALANCES, JANUARY 31, 2001	10,938,331	$109	$73,290	$32,571	$105,970
Exercise of stock options	213,620	2	2,158	—	2,160
Issuance of shares through ESPP plan	89,735	1	1,767	—	1,768
Net income	—	—	—	11,953	11,953

BALANCES, JANUARY 31, 2002	11,241,686	112	77,215	44,524	121,851
Issuance of common stock, net of offering costs	3,162,500	32	84,755	—	84,787
Exercise of stock options	97,518	1	853	—	854
Issuance of shares through ESPP plan	78,978	1	1,468	—	1,469
Net income	—	—	—	4,706	4,706

BALANCES, JANUARY 31, 2003	14,580,682	146	164,291	49,230	213,667
Exercise of stock options	15,505	—	96	—	96
Issuance of shares through ESPP plan	152,993	2	1,219	—	1,221
Net loss	—	—	—	(16,049)	(16,049)

BALANCES, JANUARY 31, 2004	14,749,180	$148	$165,606	$33,181	$198,935

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended January 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,049)	$4,706	$11,953
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	20,379	13,180	10,578
Deferred taxes	(3,635)	639	839
Changes in operating assets and liabilities:
Accounts receivable	(8,122)	(6,026)	(1,659)
Income tax receivable	(7,975)	—	—
Merchandise inventories	(7,121)	(20,074)	(19,113)
Prepaid expenses and other	1,633	(2,847)	(224)
Other long-term assets	(133)	423	(98)
Accounts payable, accrued expenses and other liabilities	3,806	(2,312)	13,052

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(17,217)	(12,311)	15,328
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(37,104)	(47,819)	(47,314)

NET CASH USED IN INVESTING ACTIVITIES	(37,104)	(47,819)	(47,314)
CASH FLOWS FROM FINANCING ACTIVITIES:
Aggregate borrowings under long-term revolving line of credit	771,821	386,285	560,150
Aggregate repayments under long-term revolving line of credit	(716,955)	(413,187)	(532,232)
Proceeds from issuance of common stock	1,221	86,256	1,768
Proceeds from exercise of stock options	96	854	2,160
Principal payments on capital lease obligations	(108)	(113)	(120)

NET CASH PROVIDED BY FINANCING ACTIVITIES	56,075	60,095	31,726

Net increase (decrease) in cash and cash equivalents	1,754	(35)	(260)
Cash and cash equivalents at beginning of year	2,659	2,694	2,954

Cash and cash equivalents at end of year	$4,413	$2,659	$2,694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,160	$898	$1,007
Income taxes	3,625	5,487	4,410

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Background

        Ultimate Electronics, Inc. (the "Company") is a leading specialty retailer of consumer electronics and home entertainment products. As of January 31, 2004, the Company operated 65 stores in Arizona, Colorado, Idaho, Illinois, Iowa, Kansas, Minnesota, Missouri, Nevada, New Mexico, Oklahoma, South Dakota, Texas and Utah.

Principles of Consolidation

        The consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

        Our accounts receivable represent amounts due from our suppliers, purchases on account for our commercial and builder accounts, amounts due from third-party financing contracts, and credit card receivables. The Company's allowance for doubtful accounts was approximately $1.0 million and $0.4 million as of January 31, 2004 and January 31, 2003, respectively.

Inventories

        The Company states merchandise inventories at the lower of cost (weighted average cost) or market. Inventories are presented net of an allowance for obsolescence of $2.1 million at January 31, 2004 and January 31, 2003.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred.

        Purchased and internally developed software systems and costs associated with customizing or enhancing those systems are capitalized. Related training costs are expensed as incurred.

Depreciation and Amortization

        Depreciation is provided principally using the straight-line method based upon the following useful lives:

Furniture, fixtures, equipment and software	3 - 10 years
Leasehold improvements	7 - 20 years
Autos and trucks	5 years
Property under capital leases	5 - 15 years
Buildings	30 years

Capitalized Interest

        For the fiscal years ended January 31, 2004, 2003 and 2002, the Company capitalized interest of $602,000, $488,000 and $930,000, respectively, primarily associated with the construction of new stores and implementation of the Company's management information system.

Long-Lived Assets

        In August 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which the Company adopted on February 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations" ("APB 30") for a disposal of a segment of a business. The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended January 31, 2004, the Company recognized an asset impairment charge of $3.1 million for the write-down of two store locations in accordance with SFAS 144. The asset impairment charge was recorded in depreciation and amortization expense and is included in selling, general and administrative expenses in the consolidated statement of operations.

Accrued and Other Liabilities

        Accrued liabilities are comprised of the following:

	January 31,
	2004	2003
	(in thousands)
Compensation	$8,379	$7,134
Sales taxes	2,429	2,437
Customer deposits	10,777	6,986
Income taxes	—	2,086
Other	13,592	12,404

Total	$35,177	$31,047

        The Company partners with a third-party finance company to provide its private label credit card. In January 2004, the Company amended and restated its agreement with its third-party finance company (as amended, the "Private Label Agreement"). The Private Label Agreement has a term of five years and expires December 31, 2008. In connection with the amendment and restatement of the Private Label Agreement, the Company received an incentive bonus. The incentive bonus is subject to repayment if the Private Label Agreement is terminated prior to December 31, 2008. As of January 31, 2004, this incentive bonus is reflected on the Company's balance sheet, with the short-term portion reflected in "Accrued Liabilities" and the long-term portion reflected under "Other Liabilities." Furthermore, if the Private Label Agreement is terminated prior to December 31, 2005, the Company would be required to repay an additional amount to the third-party finance company. The amounts subject to repayment are reduced pro ratably.

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

        Effective in the second quarter of fiscal 2003, the Company adopted EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," which provides that sales incentives such as mail-in rebates offered to customers should be classified as a reduction of revenue. The impact of the adoption was to reduce consolidated sales by $3.9 million in fiscal 2004 and $4.3 million in fiscal 2003. Previously, these rebates were immaterial and were recorded in cost of goods sold.

Advertising Costs

        In accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs," all advertising costs are deferred until the first time the advertising takes place. The Company reduces advertising expense with cooperative advertising from its vendors (see note 2). Cooperative advertising payments vary with individual programs and with individual vendors.

Preopening Costs

        Costs incurred in connection with the opening of a new store are expensed as incurred.

Barter/Exchange Transaction

        The Company entered into barter/exchange agreements with an unrelated party in October 2002, April 2002 and April 2001, whereby the Company agreed to transfer inventory with a net carrying value of $549,000, $533,000 and $675,000, respectively, in exchange for $650,000, $650,000 and $755,000, respectively, of advertising credits. The Company accounted for the transactions in accordance with EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions." The Company had $1,082,000, $1,477,000, and $685,000 in prepaid advertising credits recorded as current assets at January 31, 2004, 2003 and 2002, respectively.

Earnings (Loss) Per Share of Common Stock

        The Company reports its earnings per share amounts in accordance with Statement No. 128, Earnings per Share (SFAS 128). Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of such equity instruments.

        The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per common share for fiscal 2004, 2003 and 2002:

	Year Ended January 31,
	2004	2003	2002
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(16,049)	$4,706	$11,953
Denominator:
Basic weighted average common shares outstanding	14,650	13,671	11,041
Employee stock options	—	250	442

Weighted average common shares outstanding assuming dilution	14,650	13,921	11,483

Basic earnings (loss) per share	$(1.10)	$0.34	$1.08
Diluted earnings (loss) per share	(1.10)	0.34	1.04

Goodwill

        Goodwill represents the excess of purchase price over tangible assets acquired less liabilities assumed arising from the Company's acquisition of Audio King Corporation in fiscal 1998. The Company adopted Financial Accounting Standards Board Statement No. 142 "Goodwill and Intangible Assets" ("SFAS 142") on February 1, 2002. SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires the Company to perform an annual impairment test on all goodwill and indefinite lived intangible assets. The Company performed its annual goodwill impairment test required by SFAS 142 as of the end of the third quarter of fiscal 2004, and did not identify any impairments. The goodwill impairment test is performed using discounted future cash flows expected to be generated by the Company compared to the carrying amount of goodwill. If the requirements of SFAS 142 had been in effect for the fiscal year ended January 31, 2002, the result would have been as follows:

Year Ended January 31, 2002
(in thousands, except per share data)
Reported net income	$11,953
Add-back goodwill amortization, net of tax	171

Adjusted net income	$12,124

Reported basic earnings per share	$1.08
Add-back goodwill amortization, net of tax	.02

Adjusted basic earnings per share	$1.10

Reported diluted earnings per share	$1.04
Add-back goodwill amortization, net of tax	.02

Adjusted diluted earnings per share	$1.06

Fair Value of Financial Instruments

        The Company's financial instruments, including cash and cash equivalents, accounts receivable, income tax receivable, accounts payable, revolving line of credit and other long-term debt, have fair values which approximate their recorded values as the financial instruments are either short-term in nature or carry interest rates that approximate market rates.

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

        The Company's pro forma information, amortizing the fair value of the options over their vesting period, is as follows:

	Year Ended January 31,
	2004	2003	2002
	(in thousands, except per share data)
Net income (loss) as reported	$(16,049)	$4,706	$11,953
SFAS 123 compensation expense, net of tax	(1,447)	(1,406)	(1,052)

Pro forma net income (loss)	$(17,496)	$3,300	$10,901

Basic earnings (loss) per share as reported	$(1.10)	$0.34	$1.08
Pro forma basic earnings (loss) per share	(1.19)	0.24	0.99
Diluted earnings (loss) per share as reported	(1.10)	0.34	1.04
Pro forma diluted earnings (loss) per share	(1.19)	0.24	0.95

Recently Issued Accounting Standards

Consolidation of Variable Interest Entities (FIN 46)

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), an interpretation of Accounting Research Bulletin No. 51, to address the consolidation issues around certain types of entities, including variable interest entities ("VIE"). FIN 46 requires a VIE to be consolidated if the Company's variable interest (i.e. investment in the entity) will absorb a majority of the entity's expected losses and/or residual returns if they occur. The consolidation requirements of FIN 46 were originally applicable to the Company in the third quarter of fiscal 2004 for any variable interest entity formed after January 31, 2003. The FASB deferred the implementation date until January 1, 2004 for special purpose entities and until March 31, 2004 for all other entities that existed prior to February 1, 2003. The Company has reviewed the provisions of FIN 46 and does not expect its implementation to have any material impact on the financial position, results of operations or cash flows of the Company.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150)

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150), as amended. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for financial instruments that represent, or are indexed to, an obligation to buy back the issuer's shares, regardless whether the instrument is settled on a net-cash or gross physical basis. This includes mandatorily redeemable equity instruments, written options that give the counterparty the right to require the issuer to buy back shares, and forward contracts that require the issuer to purchase shares. Additionally, SFAS 150 requires liability classification for obligations that can be settled in shares and meet certain additional criteria. SFAS 150 is effective immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The implementation of the provisions of SFAS 150 did not have any material impact on the financial position, results of operations or cash flows of the Company.

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

        The Company elected to adopt early, effective February 1, 2002, the provisions of EITF 02-16. Accordingly, in fiscal 2003, the Company recorded a cumulative effect of change in accounting principle of $2.6 million, $1.6 million net of income tax, for the impact of this adoption related to prior fiscal years.

        The amount of the Company's cooperative advertising receivable at the end of fiscal 2004 and 2003 is as follows:

	As of January 31,
	2004(1)	2003(1)
	(in thousands)
Cooperative advertising receivable	$13,602	$13,964

        The amounts of cooperative advertising that are netted against gross advertising expense for fiscal 2004, 2003 and 2002, respectively, are as follows:

	Fiscal Year ended January 31,
	2004(1)	2003(1)	2002
	(in thousands)
Gross advertising expense	$61,988	$60,212	$48,908
Cooperative advertising	(27,948)	(35,484)	(39,921)

Net advertising expense	$34,040	$24,728	$8,987

(1)
Fiscal 2004 and 2003 reflect the provisions of EITF 02-16.

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

5.    Revolving Line of Credit Agreement

        Effective April 2, 2004, the Company amended and restated its revolving line of credit. The Company now has a $100 million credit agreement with Wells Fargo Retail Finance, LLC, which expires in April 2008. Borrowings under this revolving line of credit are limited to: (a) the lesser of (i) 85% of the net realizable value of the Company's inventories and (ii) 75% of the cost of the Company's inventories; minus (b) availability reserves (as determined by the bank); minus (c) a $10 million availability block; plus (d) 60% of the fair market value of the Company's Thornton, Colorado, facility; plus (e) 85% of eligible credit card receivables. Amounts borrowed bear interest, payable monthly, based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate plus 0.0% to 0.5%. The Company's weighted average interest rate was 3.2% at January 31, 2004. The Company was in compliance with all loan covenants as of January 31, 2004. As of January 31, 2004, the Company had a borrowing base of $80 million, of which approximately $63.2 million was outstanding. Borrowings under the Company's revolving line of credit are secured by a mortgage on the Company's Thornton, Colorado, facility and by the Company's inventories, bank accounts, accounts receivable, equipment, intangibles, negotiable instruments, investment property, intellectual property and equity interests in the Company's subsidiaries. The revolving line of credit includes negative covenants that place restrictions on the Company's ability to: incur additional indebtedness; create liens or other encumbrances on our and our subsidiaries' assets; make loans, guarantees, investments and acquisitions; sell or otherwise dispose of assets; declare dividends; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; and change the Company's business materially. The revolving line of credit also contains financial covenants regarding maximum capital expenditures and minimum EBITDA (as defined in the agreement).

6.    Stock Option Plans

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

        At the Company's annual meeting of stockholders in June 1997, the Company's stockholders approved a new stock option plan known as the Equity Incentive Plan (the "1997 Plan"). The 1997 Plan replaced both the Plan and the Directors' Plan. Grants issued under the Plan and the Directors' Plan continue to be exercisable according to their original terms but no additional grants can be issued under these plans. The 1997 Plan authorized the issuance of 750,000 shares to be awarded to employees, non-employee directors and/or outside consultants. The exercise price for incentive stock options for employees and non-qualified options for outside directors is the market value of the underlying common stock at the date of grant. Incentive stock options issued to employees who then have attributed ownership of more than 10% of the total combined voting power of all classes of stock must be issued at an exercise price of 110% of market value of the underlying common stock at the date of grant. During fiscal 2001, options to purchase 32,250 shares were granted under the 1997 Plan. The options were granted at prices from $15.50 to $18.75.

        At the Company's annual meeting of stockholders in June 2000, the Company's stockholders approved a new stock option plan known as the 2000 Equity Incentive Plan (the "2000 Plan"), which replaced the 1997 Plan. Grants issued under the 1997 Plan continue to be exercisable according to original terms but no additional grants can be issued under the 1997 Plan. The 2000 Plan initially authorized the issuance of up to 300,000 shares to be awarded to employees, non-employee directors or outside consultants and provided for annual increases of 100,000 shares subject to a maximum of 1,200,000 shares. At the Company's annual meeting of stockholders in June 2002, the Company's stockholders approved an amendment to increase the aggregate number of shares that may be issued under the 2000 Plan to 2,950,000 and to eliminate the automatic annual increase provisions. Each non-employee director receives an option to purchase 4,000 shares of common stock effective February 1st of each year, which options are exercisable one year from the date of grant. The Board of Directors or the Compensation Committee of the Board of Directors determines the person to whom employee awards are granted, the types of awards granted, the number of shares granted, the vesting schedule and the term of any option (which cannot exceed 10 years). The exercise price for incentive stock options for employees and non-qualified options for outside directors is the market value of the underlying common stock at the date of grant. Incentive stock options issued to employees who then have attributed ownership of more than 10% of the total combined voting power of all classes of stock must be issued at an exercise price of 110% of the market value of the underlying common stock at the date of grant. During fiscal years 2002 and 2003, respectively, 188,000 and 349,260 options were granted under the 2000 Plan. In fiscal year 2004, 625,915 options were granted under the 2000 Plan. The options were granted at prices from $8.19 to $13.84. The options available for grant at January 31, 2004 include only the options available under the 2000 Plan.

        In November of 2002, the Company's Board of Directors authorized the grant of an option to purchase 4,000 shares to a newly appointed board member. The option was granted at $18.14 per share and vests in full after one year.

        Changes in the options outstanding and exercisable are as follows:

	Year Ended January 31,
	2004		2003		2002
	Options	Weighted Average Price ($)	Options	Weighted Average Price ($)	Options	Weighted Average Price ($)
Options outstanding at the beginning of year	868,490	17.60	659,665	14.28	690,285	7.64
Granted	625,915	8.98	353,260	21.50	188,000	27.73
Canceled	158,475	11.49	46,917	29.15	5,000	28.19
Exercised	15,505	4.15	97,518	4.60	213,620	4.30
Options outstanding at the end of year	1,320,425	14.41	868,490	17.60	659,665	14.28
Options exercisable at the end of year	562,945	15.54	376,374	11.23	366,356	6.58

        No options expired during fiscal 2004, fiscal 2003 and fiscal 2002.

        The following summarizes options outstanding:

	Year ended January 31,
	2004			2003			2002
Range of Exercise Prices ($)	Options	Weighted Average Life	Weighted Average Price ($)	Options	Weighted Average Life	Weighted Average Price ($)	Options	Weighted Average Life	Weighted Average Price ($)
2.7500 - 3.4938	157,144	3.4	3.32	169,315	4.4	3.32	245,000	5.1	3.25
3.4939 - 6.9876	36,537	4.7	5.56	37,871	5.7	5.56	54,705	6.8	5.55
6.9877 - 10.4814	513,751	9.1	8.92	10,000	4.9	9.40	10,000	5.9	9.40
10.4815 - 13.9752	28,877	7.1	12.95	46,000	8.7	13.39	6,000	2.7	12.79
13.9753 - 17.4690	189,615	7.3	14.72	199,803	8.4	14.70	82,959	7.7	15.48
17.4691 - 20.9628	59,501	6.2	18.85	59,501	7.2	18.85	58,001	8.0	18.89
20.9629 - 24.4566	15,000	7.8	21.70	15,000	8.8	21.70	15,000	9.8	21.70
24.4567 - 27.9504	133,120	8.0	27.71	136,120	9.0	27.71	26,000	9.7	25.38
27.9505 - 31.4442	186,880	7.3	28.96	194,880	8.3	29.00	142,000	9.0	28.78
31.4443 - 37.9380	—	—	—	—	—	—	20,000	8.0	34.94

	1,320,425		14.41	868,490		17.60	659,665		14.28

        The following summarizes options exercisable:

	Year Ended January 31,
	2004		2003		2002
Range of Exercise Prices ($)	Options	Weighted Average Price ($)	Options	Weighted Average Price ($)	Options	Weighted Average Price ($)
2.7500 - 3.4938	157,144	3.32	169,315	3.32	233,362	3.26
3.4939 - 6.9876	36,537	5.57	37,871	5.56	54,705	5.55
6.9877 - 10.4814	8,000	9.63	10,000	9.40	10,000	9.40
10.4815 - 13.9752	12,666	12.92	6,000	12.79	6,000	12.79
13.9753 - 17.4690	112,460	15.03	52,875	15.44	33,625	15.59
17.4691 - 20.9628	59,501	18.85	38,001	18.94	21,998	18.97
20.9629 - 24.4566	10,000	21.70	4,999	21.70	—	—
24.4567 - 27.9504	48,436	27.54	4,666	25.14	—	—
27.9505 - 31.4442	118,201	28.92	52,647	28.95	—	—
31.4443 - 37.9380	—	—	—	—	6,666	34.94

	562,945	15.54	376,374	11.23	366,356	6.58

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

	Year Ended January 31,
	2004	2003	2002
Risk-free interest rate	2.24% - 3.29%	2.28% - 4.13%	3.08% - 4.77%
Dividend yield	0%	0%	0%
Stock volatility	.859	.734	.747
Expected option life	5 years	5 years	3 years
Weighted average fair value of options granted	$8.93	$14.03	$13.59

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

7.     Stockholder Rights Plan

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

8.     Litigation

        In re Ultimate Electronics, Inc. Securities Litigation. On April 7, 2003, Howard Fisher filed a complaint against the Company and three of its officers and directors in the United States District Court for the District of Colorado. The complaint is a purported class action lawsuit on behalf of purchasers of the Company's common stock during the period between March 13, 2002 and August 8,

2002. As initially filed, the complaint sought damages for alleged violations of Section 11 of the Securities Act, Section 10(b) of the Exchange, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. On May 30, 2003, the Company moved to dismiss all claims asserted in the complaint. The Alaska Electrical Pension Fund ("AEPF"), which had been appointed as the lead plaintiff to represent the putative plaintiff class, responded to the Company's Motion to Dismiss by filing an amended complaint on August 11, 2003. In the amended complaint, AEPF asserts claims against the Company and all of the Company's directors during the relevant period for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act. AEPF asserts that the prospectus, dated April 30, 2002, for the Company's 2002 public offering of common stock failed to disclose material facts that were required to be disclosed and contained false and misleading statements. The amended complaint seeks to recover unspecified monetary damages, an award of rescission or rescissory damages and an award of attorneys' fees, costs and prejudgment and post-judgment interest. On September 11, 2003, the Company moved to dismiss all claims asserted by AEPF in the amended complaint. The Company believes the lawsuit is without merit and intends to defend the matter vigorously.

9.     Provision (Benefit) For Income Taxes

        Under the liability method of accounting for income taxes as prescribed by FASB Statement No. 109, "Accounting for Income Taxes," deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the provision (benefit) for income taxes for the fiscal years ended January 31, 2004, 2003 and 2002 are as follows:

	Current	Deferred	Total
	(in thousands)
January 31, 2004
Federal	$(5,826)	$(3,204)	$(9,030)
State	—	(806)	(806)

Total	$(5,826)	$(4,010)	$(9,836)

January 31, 2003
Federal	$2,930	$582	$3,512
State	288	57	345

Total	$3,218	$639	$3,857

January 31, 2002
Federal	$6,074	$668	$6,742
State	528	58	586

Total	$6,602	$726	$7,328

        The following is a reconciliation of the provision (benefit) for income taxes to the federal statutory rate for the years ended January 31, 2004, 2003 and 2002:

	Year Ended January 31,
	2004	2003	2002
	(in thousands)
Income taxes at the federal statutory rate	$(9,030)	$3,512	$6,742
State income taxes, net of federal benefit	(806)	345	586

Provision (benefit) for income taxes	$(9,836)	$3,857	$7,328

        The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at January 31, 2004 and 2003 are as follows:

	January 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Deferred warranties	$90	$447
Inventories	—	2,181
Net operating loss	3,462	—
Alternative minimum tax	413	—
Accrued liabilities	676	676
Allowances for doubtful accounts and inventory obsolescence	1,428	1,201
Other liabilities	926	—
Capital leases	137	137

	$7,132	$4,642

Deferred tax liabilities:
Inventories	$(1,619)	$(3,877)
Depreciation and amortization	(3,764)	(2,651)

	(5,383)	(6,528)

Net deferred tax asset (liability)	$1,749	$(1,886)

        At January 31, 2004, the Company had a deferred tax asset resulting from net operating losses ("NOLs") for federal and state income tax purposes of $3,462,000, which may be available to offset future taxable income and expire in varying amounts from 2005 to 2024. These NOLs are solely attributable to the Company's pre-tax loss for the year ended January 31, 2004. At January 31, 2004, the Company had alternative minimum tax ("AMT") credit carryforwards of $413,000, which may be carried forward indefinitely as a credit against regular tax liability. Realization of deferred tax assets related to NOL's and AMT credits is generally dependent upon the Company's ability to generate taxable income in the future. Management believes that based on the Company's historical earnings and projected future earnings trends, no valuation allowance for deferred tax assets is necessary at January 31, 2004.

10.   Leases

Operating Leases

        The Company leases retail stores under agreements that expire at various dates through 2020. Several leases contain escalation clauses or options to renew at negotiated or specified minimum lease payments for periods ranging from one to 30 years beyond the initial noncancelable lease terms. The Company's policy for rent incentives, concessions or leases with back-end rent is to recognize these items on a straight-line basis over the life of the lease. Currently, the Company has no leases with rent incentives, concessions or arrangements with back-end rent due. Rent on all other leases is expensed as it becomes payable. Total rent expense charged to operations was $24,952,000, $19,775,000 and $13,738,000 for the years ended January 31, 2004, 2003, and 2002, respectively.

Capital Leases

        The following property is held under capital leases:

	January 31,
	2004	2003
	(in thousands)
Buildings and improvements	$2,877	$2,877
Less: accumulated depreciation	1,946	1,811

	$931	$1,066

Related Party Leases

        In February 2001, the Company entered into a sale and leaseback transaction with an entity controlled by a principal stockholder of the Company on a new store located in Colorado Springs, Colorado. There was no gain or loss recognized as a result of the sale. As of January 31, 2004, the Company leases three retail stores with the entity controlled by such principal stockholder. The lease agreements for the three retail stores provide for annual rent increases over the initial noncancelable lease terms. Total rental payments to related parties under these leases were $717,077, $717,077 and $677,000 for the years ended January 31, 2004, 2003 and 2002, respectively. Two of the related party leases are operating leases and one of the related party leases is a capital lease. Related party capital lease information is as follows:

	January 31,
	2004	2003
	(in thousands)
Buildings and improvements	$900	$900
Less: accumulated depreciation	830	770

	$70	$130

        The aggregate minimum annual lease commitments as of January 31, 2004 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2005	$26,795	$353
2006	26,906	223
2007	26,745	204
2008	27,029	204
2009	27,345	204
2010-2020	220,780	1,425

Total minimum lease payments	$355,600	2,613

Less: amount representing interest		(1,175)

Present value of net minimum lease payments		1,438
Less: portion due within one year		(141)

Long term capital lease obligations		$1,297

11.   Purchase and Construction Commitments

        The Company had purchase commitments and construction commitments relating to new store locations of $0.4 million and $2.2 million, respectively, as of January 31, 2004.

12.   Employee Benefit Plans

        The Company has a 401(k) Savings Plan for the benefit of substantially all employees. The Plan provides for both employee and employer contributions. Depending upon the profitability of the Company, the Company may match a portion of the employee's contribution, which contribution is limited to 1.5% of the employee's annual compensation subject to limitations set annually by the Internal Revenue Service. The Company's contributions were $0, $330,000 and $350,000 for the years ended January 31, 2004, 2003 and 2002, respectively.

        In July 2000, at the Company's annual meeting, the Company's stockholders approved an Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, 916,447 shares have been authorized for issuance, and through January 31, 2004, 321,706 shares have been issued. The Purchase Plan provides for an annual increase equal to the lesser of (i) 2% of the outstanding shares of the Company, or (ii) a lesser amount determined by the Board of Directors, provided that the total shares issued shall never exceed 2,000,000 shares. Eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the market value at certain plan-defined dates. The Purchase Plan terminates on July 17, 2010. In fiscal 2004, 152,993 shares were issued pursuant to the Purchase Plan. In fiscal 2003, 78,978 shares were issued pursuant to the Purchase Plan. At January 31, 2004, 594,741 shares were available for issuance under the Purchase Plan.

13.   Quarterly Financial Data (unaudited)

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
	(in thousands, except per share data)
Fiscal 2004
Sales	$155,685	$154,219	$159,703	$243,248
Gross profit	50,909	52,236	52,964	73,283
Loss from operations	(2,251)	(2,892)	(9,919)	(10,114)
Net loss	(1,424)	(1,820)	(6,215)	(6,590)
Loss per share—basic	(.10)	(.12)	(0.42)	(0.45)
Loss per share—diluted	(.10)	(.12)	(0.42)	(0.45)
Fiscal 2003
Sales	$142,173	$142,022	$177,778	$242,454
Gross profit	46,674	48,074	60,488	75,261
Income (loss) from operations	2,202	(1,535)	696	8,995
Income (loss) before cumulative effect of change in accounting principle	1,246	(929)	422	5,554
Net income (loss)	(341)	(929)	422	5,554
Earnings (loss) per share before cumulative effect of change in accounting principle—basic	.11	(.07)	.03	.38
Earnings (loss) per share before cumulative effect of change in accounting principle—diluted	.11	(.07)	.03	.38
Earnings (loss) per share—basic	(.03)	(.07)	.03	.38
Earnings (loss) per share—diluted	(.03)	(.07)	.03	.38

ULTIMATE ELECTRONICS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Describe)		Balance at End of Period
	(in thousands)
Year ended January 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$425	$619	$56	(1)	$988
Reserve for cash and cooperative advertising discounts	180	—	180	(3)	—
Allowance for obsolete inventory	2,100	851	816	(2)	2,135

Total	$2,705	$1,470	$1,052		$3,123

Year ended January 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$470	$160	$205	(1)	$425
Reserve for cash and cooperative advertising discounts	105	748	673	(1)	180
Allowance for obsolete inventory	1,200	1,642	742	(2)	2,100

Total	$2,705	$2,550	$1,052		$2,705

Year ended January 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$477	$43	$50	(1)	$470
Reserve for cash and cooperative advertising discounts	84	209	188	(1)	105
Allowance for obsolete inventory	951	558	309	(2)	1,200

Total	$1,512	$810	$547		$1,775

(1)
Uncollectible accounts written off, net of recoveries.

(2)
Write-offs of obsolete inventory.

(3)
Reserve reclassed to allowance for doubtful accounts in fiscal 2004.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Ultimate Electronics, incorporated by reference to Exhibit 3(i) to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993, as amended by Certificate of Amendment No. 1 to the Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-87341), filed with the Commission on September 29, 1999.
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
10.1
Third Amended and Restated Loan and Security Agreement, by and among Ultimate Electronics and each of its Subsidiaries that are Signatories thereto and Wells Fargo Retail Finance, LLC dated as of April 2, 2004.*
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
10.7
Form of Executive Employment Agreement, dated various dates in early 2004, by and between Ultimate Electronics and each of David J. Workman; Alan E. Kessock; Neal A. Bobrick; Gerard P. Demple; and William J. Pearse, III.*
10.8	Form of Incentive Stock Option Agreement for Key Employees, incorporated by reference to Exhibit 10.10 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.

10.9	Form of Non-Statutory Stock Option Agreement for Key Employees, incorporated by reference to Exhibit 10.11 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.
10.10
Form of Indemnification Agreement by and between Ultimate Electronics and each of William J. Pearse; J. Edward McEntire; David J. Workman; Alan E. Kessock; Neal A. Bobrick; Robert W. Beale; Randall F. Bellows; Clarence D. Hein; Larry D. Strutton; John D. Morton; Gerard P. Demple; and William J. Pearse, III, incorporated by reference to Exhibit 10.12 to Ultimate Electronics' Annual Report on Form 10-K for the year ended January 31, 2002.
10.11
Lease Agreement, dated April 1, 1989, by and between Ultimate Electronics and Pearse Investment Company, L.L.L.P. (successor in interest to William J. and Barbara A. Pearse), incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 33-68314), filed with the Commission on September 2, 1993.
10.12
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
10.14	Ultimate Electronics, Inc. Bonus Plan for Fiscal Year Ended January 31, 2005.*
10.15
Exclusive Endorsement Agreement, dated September 1, 2002, by and between Ultimate Electronics and David J. Workman, incorporated by reference to Ultimate Electronics' Quarterly Report on Form 10-Q, filed with the Commission on December 16, 2002.
10.16	Confidential Severance Agreement and Release, dated January 8, 2004, by and between Ultimate Electronics and J. Edward McEntire.*
10.17	Consulting Agreement, made effective February 1, 2004, by and between Ultimate Electronics and Beale International, Inc.*
21.1	Subsidiaries of the Company.*
23.1	Consent of Ernst & Young LLP.*
24.1	Power of Attorney (included in signature page).
31(a)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31(b)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.