Form 10-Q
period 2004-04-30
ULTIMATE ELECTRONICS INC
filed 2004-06-09
CIK 911626

Use these links to rapidly review the document
Ultimate Electronics, Inc. Form 10-Q Index

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 30, 2004
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

        The number of outstanding shares of common stock as of June 7, 2004 was 14,971,642.

Ultimate Electronics, Inc.
Form 10-Q
Index

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTIMATE ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	April 30, 2004	January 31, 2004
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,138	$4,413
Accounts receivable, net	36,467	44,306
Merchandise inventories, net	113,937	113,875
Income tax receivable	398	7,975
Deferred tax asset	5,139	—
Other current assets	5,110	3,800

Total current assets	162,189	174,369
Property and equipment, net	156,011	158,247
Deferred tax asset	806	806
Other long-term assets	2,773	2,805

Total assets	$321,779	$336,227

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$32,008	$35,330
Accrued liabilities	26,597	35,177
Deferred revenue	208	353
Other current liabilities	144	141

Total current liabilities	58,957	71,001
Revolving line of credit	68,944	63,186
Capital lease obligations, including related parties, less current portion	1,260	1,297
Other long-term liabilities	1,808	1,808

Total long-term liabilities	72,012	66,291
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share Authorized shares—10,000,000 No shares issued and outstanding	—	—
Common stock, par value $.01 per share Authorized shares—40,000,000 Issued and outstanding shares: 14,826,970 at April 30, 2004 and 14,749,180 at January 31, 2004	148	148
Additional paid-in capital	165,865	165,606
Retained earnings	24,797	33,181

Total stockholders' equity	190,810	198,935

Total liabilities and stockholders' equity	$321,779	$336,227

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended April 30,
	2004	2003
Sales	$152,381	$155,685
Cost of goods sold	104,351	104,776

Gross profit	48,030	50,909
Selling, general and administrative expenses	60,958	53,160

Loss from operations	(12,928)	(2,251)
Interest income	—	—
Interest expense	595	45

Loss before taxes	(13,523)	(2,296)
Income tax benefit	(5,139)	(872)

Net loss	$(8,384)	$(1,424)

Loss per share—basic	$(.57)	$(.10)
Loss per share—diluted	$(.57)	$(.10)
Weighted average shares outstanding—basic	14,807,002	14,580,727
Weighted average shares outstanding—diluted	14,807,002	14,580,727

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended April 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(8,384)	$(1,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,274	3,840
Deferred taxes	(5,139)	(872)
Changes in operating assets and liabilities:
Accounts receivable	7,839	(3,850)
Income tax receivable	7,577	—
Merchandise inventories	(62)	916
Prepaid expenses and other current assets	(1,310)	1,168
Accounts payable, accrued and other liabilities	(12,049)	(14,273)

Net cash used in operating activities	(6,254)	(14,495)
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(3,004)	(5,357)

Net cash used in investing activities	(3,004)	(5,357)
Cash Flows from Financing Activities:
Aggregate borrowings under long-term revolving line of credit	183,874	178,428
Aggregate repayments under long-term revolving line of credit	(178,116)	(157,799)
Principal payments on capital lease obligations	(34)	(21)
Proceeds from exercise of stock options	259	—

Net cash provided by financing activities	5,983	20,608

Net (decrease) increase in cash and cash equivalents	(3,275)	756
Cash and cash equivalents at beginning of period	4,413	2,659

Cash and cash equivalents at end of period	$1,138	$3,415

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

April 30, 2004

1.     Significant Accounting Policies

Background

        Ultimate Electronics, Inc. is a leading specialty retailer of consumer electronics and home entertainment products located in the Rocky Mountain, Midwest and Southwest regions of the United States. The company operates 65 stores, including 54 stores in Arizona, Idaho, Illinois, Iowa, Kansas, Minnesota, Missouri, Nevada, New Mexico, Oklahoma, South Dakota, Texas and Utah under the trade name Ultimate Electronics and 11 stores in Colorado under the trade name SoundTrack. In addition, the company operates Fast Trak Inc., an independent electronics repair company and a wholly owned subsidiary of Ultimate Electronics, Inc.

        The accompanying unaudited condensed consolidated financial statements of Ultimate Electronics, Inc. should be read in conjunction with the company's consolidated financial statements for the year ended January 31, 2004. Significant accounting policies disclosed therein have not changed except as discussed in Note 2. The company's unaudited condensed consolidated financial statements have been prepared by the company in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the company's opinion, the financial statements include all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. Seasonal fluctuations in sales of the company's products result primarily from the purchasing patterns of consumers. As is the case with many other retailers, the company's sales and profits have been greatest in the fourth quarter (which includes the holiday selling season). For further information, refer to the financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended January 31, 2004 and other filings with the Securities and Exchange Commission.

Principles of Consolidation

        The unaudited condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

New Store Openings

        The company relocated its St. Cloud, Minnesota store in March 2004.

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

        Along with the sale of consumer electronics and home entertainment products, the company offers and sells installation services, delivery services and extended warranty contracts, which can be purchased separately by the customer. Revenues from these non-merchandise components represented approximately 7.1% and 6.3% of the company's total sales for the three months ended April 30, 2004 and 2003, respectively. In addition, revenues from repair services represented 2.6% and 2.1% of the company's total sales for the three months ended April 30, 2004 and 2003, respectively.

        The company sells extended warranty contracts on behalf of a fully-insured unrelated party. The contracts extend beyond the normal manufacturer's warranty period, usually with terms of coverage (including the manufacturer's warranty period) between 12 and 60 months. The extended warranty contracts are administered by a third party and all performance obligations and risk of loss with respect to such contracts are the responsibility of such administrator and other parties. Effective February 1, 2000, the company restructured its extended warranty master contract with the administrator. For extended warranty contracts entered into after February 1, 2000, the company is a non-obligor and, therefore, the company recognizes commissions from the sale of these non-obligor contracts as revenues at the time of sale to customers. The company is deemed to be the obligor under the extended warranty contracts entered into prior to February 1, 2000, and the company recognizes revenues over the term of these obligor contracts, generally 12 to 60 months. Revenues from extended warranty contracts entered into prior to February 1, 2000, will be fully amortized in fiscal 2005.

        In July 2003, the Emerging Issues Task Force issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on the company's consolidated financial position or results of operations.

Earnings Per Share of Common Stock

        SFAS No. 128, "Earnings Per Share," requires earnings per share to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

        For the three months ended April 30, 2004 and 2003, there were 51,531 and 113,853 shares, respectively that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.

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

        The company's pro forma information, in thousands, amortizing the fair value of the options over their vesting period, is as follows:

	Three Months Ended April 30,
	2004	2003
Net loss as reported	$(8,384)	$(1,424)
SFAS 123 compensation expense, net of tax	(398)	(377)

Pro forma net loss	$(8,782)	$(1,801)

Basic loss per share as reported	$(.57)	$(.10)
Pro forma basic loss per share	(.59)	(.12)
Diluted loss per share	(.57)	(.10)
Pro forma diluted loss per share	(.59)	(.12)

        For a detailed description regarding the assumptions used to calculate the compensation expense noted above, refer to Note 6 in the company's Annual Report on Form 10-K for the year ended January 31, 2004.

        The Black-Scholes option valuation model used in the table above was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Allowance for Doubtful Accounts

        The company's accounts receivable represents amounts due from its vendors, purchases on account for its commercial and builder accounts, amounts due from third-party financing contracts, and credit card receivables. The company's allowance for doubtful accounts was $0.7 million and $1.0 million as of April 30, 2004 and January 31, 2004, respectively.

Inventories

        The company states merchandise inventories at the lower of cost (weighted average cost) or market. Physical inventory counts are performed by the company on a regular basis at all stores and warehouse locations to ensure that amounts recorded in the consolidated financial statements are properly stated. Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand because a product may either be discontinued or become technologically outdated earlier than anticipated. Inventories are presented net of an allowance for obsolescence of $1.8 million at April 30, 2004 and $2.1 million at January 31, 2004.

Long-Lived Assets

        Long-lived assets, including property and equipment, management information system costs and goodwill, are reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. The company is required to perform an annual impairment test of goodwill in accordance with Statement of Financial Accounting Standard Statement No. 142, "Goodwill and Intangibles." Additionally, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), addresses impairment with respect to the company's property and equipment and capitalized management information system assets. Under SFAS 144, the company is required to recognize an impairment loss when estimated future undiscounted cash flows expected to result from the use of these assets and their value upon disposal are less than their carrying amount.

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

        In November 2002 and subsequently clarified in March 2003, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, "Accounting by Customer (including a Reseller) for Certain Consideration Received from a Vendor" (EITF 02-16). EITF 02-16 addresses two specific issues related to the classification of consideration received from a vendor (cooperative advertising payment) by the company in its income statement. Issue 1 of EITF 02-16 addresses the circumstances under which cash consideration received from a vendor by the company should be considered (a) an adjustment of the prices of the vendor's products or services and, therefore, characterized as a reduction of cost of sales when recognized in the company's income statement, (b) an adjustment to a cost incurred by the company and, therefore, characterized as a reduction of that cost when recognized in the company's income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the company's income statement. Issue 1 of EITF 02-16 is effective for new arrangements or modifications of existing arrangements entered into after December 31, 2002, although early adoption is permitted. Issue 2 of EITF 02-16 discusses when the company should recognize the rebate and how the company should measure the amount of the offer when a vendor offers the company a rebate or refund of a specified amount of cash consideration that is payable only if the company completes a specified cumulative level of purchases or remains a customer for a specified time period. Issue 2 of EITF 02-16 is effective for arrangements entered after November 21, 2002.

        The amounts of the company's cooperative advertising receivable, in thousands, at April 30, 2004 and January 31, 2004 are as follows:

	April 30, 2004	January 31, 2004
Cooperative advertising receivable	$11,956	$13,602

        The amounts of cooperative advertising that are being netted against advertising expense, in thousands, for the three months ended April 30, 2004 and 2003 are as follows:

	Three Months Ended April 30,
	2004	2003
Gross advertising expense	$13,256	$13,768
Cooperative advertising	(7,913)	(8,734)

Net advertising expense	$5,343	$5,034

2.     Recently Issued Accounting Standards

Consolidation of Variable Interest Entities (FIN 46)

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), an interpretation of Accounting Research Bulletin No. 51, to address the consolidation issues around certain types of entities, including variable interest entities ("VIE"). FIN 46 requires a VIE to be consolidated if the company's variable interest (i.e. investment in the entity) will absorb a majority of the entity's expected losses and/or residual returns if they occur. The consolidation requirements of FIN 46 were originally applicable to the company in the third quarter of fiscal 2004 for any variable interest entity formed after January 31, 2003. The FASB deferred the implementation date until January 1, 2004 for special purpose entities and until March 31, 2004 for all other entities that existed prior to February 1, 2003. The implementation of the provisions of FIN 46 did not have any material impact on the company's financial position, results of operations or cash flows.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150)

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150), as amended. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for financial instruments that represent, or are indexed to, an obligation to buy back the issuer's shares, regardless whether the instrument is settled on a net-cash or gross physical basis. This includes mandatorily redeemable equity instruments, written options that give the counterparty the right to require the issuer to buy back shares, and forward contracts that require the issuer to purchase shares. Additionally, SFAS 150 requires liability classification for obligations that can be settled in shares and meet certain additional criteria. SFAS 150 is effective immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The implementation of the provisions of SFAS 150 did not have any material impact on the company's financial position, results of operations or cash flows.

3.     Income Taxes

        At April 30, 2004, the company had a current deferred tax asset resulting from a net operating loss (the "NOL") for the quarter ended April 30, 2004 for federal and state income tax purposes of $5.1 million, which is available to offset future taxable income and expires in various amounts from 2005 to 2024. Realization of deferred tax assets related to NOLs is generally dependent upon the company's ability to generate taxable income in the future. Management believes that based on projected future earnings trends, it is more likely than not that the deferred tax asset will be realized in the current year; therefore, no valuation allowance for the current deferred tax asset related to the NOL is necessary at April 30, 2004.

4.     Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Ultimate Electronics is focused on the mid- to high-end audio, video, television and mobile electronics products sold by a highly trained, knowledgeable, commissioned sales force. We offer approximately 4,000 SKU's at a wide range of price points representing approximately 130 brands, including a broad presentation of the most popular names and a large selection of limited-distribution, upscale brands and lines. We emphasize products with the latest technology by dedicating significant resources to their promotion, advertising, merchandising and related product training.

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

        In September of 2003, we converted to a new management information system to manage our administrative applications and our store operations. We experienced problems with inventory visibility, product distribution, commission calculations, general reporting and the processing of receivables and service repairs. By the end of our first quarter, we had made significant progress in each of these areas. We believe most of the system issues have been resolved and continue to work on the few remaining items.

Critical Accounting Policies

        Our critical accounting policies are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our January 31, 2004 Annual Report Form 10-K and are unchanged in the current quarter, except as follows. We currently believe the estimation process associated with determining the income tax benefit and associated deferred tax assets related to our net operating losses is a critical accounting policy. Realization of deferred tax assets related to net operating losses is generally dependent upon our ability to generate taxable income in the future. We have begun evaluating the realization of deferred tax assets related to the net operating losses on a quarterly basis. We believe that based on projected future earnings trends, it is more likely than not that the deferred tax assets related to net operating losses will be realized; therefore, no valuation allowance for deferred tax assets is necessary at April 30, 2004. If future earnings trends fall short of expectations or operating losses continue, we may be required to record a valuation allowance and related income statement charge against the deferred tax assets associated with the tax benefit in future periods.

Results of Operations

        Sales.    Sales for the three months ended April 30, 2004 decreased 2% to $152.4 million from $155.7 million for the three months ended April 30, 2003. Sales of comparable stores were down 11% for the three months ended April 30, 2004. We consider comparable store sales to be sales for stores open at least 13 months and exclude (i) sales for stores recently relocated and expanded until 13 months after completion and (ii) sales for stores in new markets until 13 months after 75% of the initial number of stores planned for the market have opened. As of April 30, 2004, 57 of the 65 stores we had open were considered comparable stores. Our comparable store sales also include sales from our specialty markets division, builder division and distribution centers. Sales during the three month period ended April 30, 2004 were negatively impacted by significant changes to our management structure at the store level, the restructuring of our commission pay plans, and a decrease in store traffic due to our exit from the computer and gaming categories.

        During the quarter, we continued to see a larger share of our business shift to the television category. This shift was accompanied by a sales decrease in the mobile electronics category and the loss of sales due to our exit from computers in the home office category. Sales in the video category, which includes DVD, Camcorders and VCR, decreased as a result of declining price points. Audio remained constant as a percentage of our sales during the quarter. The following table shows the approximate percentage of sales for each major category for the three months ended April 30, 2004 and 2003.

	First Quarter Ended
Category
	4/30/2004	4/30/2003
Television/DBS	47%	42%
Audio	18%	18%
Video/DVD	12%	15%
Mobile	8%	10%
Home Office	1%	3%
Other	14%	12%

        Gross Profit.    Gross profit for the three months ended April 30, 2004 decreased 6% to $48.0 million (31.5% of sales) from $50.9 million (32.7% of sales) for the three months ended April 30, 2003. Gross profit margins for the three months ended April 30, 2004 were negatively impacted by SKU reduction in certain categories, a concentrated effort to reduce the amount of product that becomes discontinued inventory and aggressive promotions.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended April 30, 2004 were $61.0 million (40.0% of sales) compared to $53.2 million (34.2% of sales) for the three months ended April 30, 2003. Fixed expenses such as occupancy, depreciation, information systems, and payroll increased as a percentage of sales by approximately 5.3% compared to the first quarter of the prior year due to lower than anticipated sales for the quarter, an additional seven stores opened in the second half of last year and the increased costs of operating our new management information system. Additionally, net advertising expenses increased 27 basis points and professional fees increased 26 basis points over the same quarter of the prior year. Although we advertised for 65 stores in 19 markets compared to 58 stores in 16 markets, expenditures for gross advertising decreased 14 basis points due to a reduction in television advertising partially offset by an increase in other advertising media. Cooperative advertising reimbursements were down 41 basis points over the prior year. Professional fees increased 26 basis points primarily due to the costs associated with the documentation of internal controls and other work related to the Sarbanes-Oxley Act of 2002.

        Loss from Operations.    As a result of the foregoing, we recorded a loss from operations of $12.9 million (8.5% of sales) for the three months ended April 30, 2004 compared to a loss from operations of $2.3 million (1.5% of sales) for the three months ended April 30, 2003.

        Interest Income.    We recorded no interest income for the three months ended April 30, 2004 or 2003.

        Interest Expense.    We recorded interest expense of $595,000 for the three months ended April 30, 2004, compared to interest expense of $45,000 for the three months ended April 30, 2003, primarily due to higher average amounts outstanding on our revolving line of credit during the first quarter of the current year. Additionally, we ceased capitalization of interest on our new management information system following its implementation during the third quarter of last year.

        Income Taxes.    Our effective tax rate was 38.0% for the three month periods ended April 30, 2004 and 2003. We recorded a tax benefit for the pre-tax loss for the quarter ended April 30, 2004 based on projected future earnings trends. We believe that it is more likely than not that the current deferred tax asset associated with the tax benefit will be realized in the current year; therefore, no valuation allowance for the current deferred tax asset is necessary at April 30, 2004. If future earnings trends fall short of expectations or operating losses continue, we may be required to record a valuation allowance and related income statement charge against the deferred tax assets associated with the tax benefit in future periods.

        Net Loss.    Our net loss was $8.4 million for the three months ended April 30, 2004, compared to a net loss of $1.4 million for the three months ended April 30, 2003, for the reasons described above.

Liquidity and Capital Resources

        Our primary sources of liquidity are typically net cash from operations, revolving credit lines, term debt and issuances of common stock. Historically, our primary cash requirements have been related to funding our operations, expenditures for new store openings and the relocation and/or remodeling of existing store locations and inventory build-up prior to the holiday selling season. Expenditures for new store openings include leasehold improvements, fixtures and equipment, additional inventory requirements, preopening expenses and selling, general and administrative expenses. We currently operate a total of 65 stores in 14 states.

        Net cash used in operating activities was $6.3 million for the three months ended April 30, 2004, compared to net cash used in operating activities of $14.5 million for the three months ended April 30, 2003, primarily related to reductions in accounts receivable ($7.8 million) and income tax receivable ($7.6 million) in the first quarter of fiscal 2005.

        Net cash used in investing activities was $3.0 million for the three months ended April 30, 2004, primarily for capital expenditures related to the relocation of our St. Cloud, Minnesota store. Net cash used in investing activities was $5.4 million for the three months ended April 30, 2003.

        We expect total capital expenditures to be approximately $12 million in fiscal 2005. We intend to focus our capital expenditures on enhancements of our management information system; in-store projects tied to merchandising initiatives; the relocation of our St. Cloud, Minnesota store (completed in March 2004); and minor remodels of some existing stores. We had capital expenditures of $37.1 million for fiscal 2004 primarily for seven new store openings and enhancements of our new management information system.

        Net cash provided by financing activities was $6.0 million for the three months ended April 30, 2004 compared to net cash provided by financing activities of $20.6 million for the three months ended April 30, 2003. Proceeds under our revolving line of credit were $5.8 million for the three months ended April 30, 2004 and $20.6 million for the three months ended April 30, 2003.

        We have a $100 million credit agreement with Wells Fargo Retail Finance, LLC, which expires in April 2008. As of April 30, 2004, we had an outstanding balance under our revolving line of credit of $68.9 million, and a borrowing capacity of approximately $80 million. If our sales continue to decline or our inventory turns materially decrease, we will have less amounts available for borrowing. We believe that our cash flow from operations and borrowings under our revolving line of credit will be sufficient to fund our operations and debt repayment through fiscal 2005.

        Borrowings under this revolving line of credit are limited to: (a) the lesser of (i) 85% of the net realizable value of our inventories and (ii) 75% of the cost of our inventories; minus (b) availability reserves (as determined by the bank); minus (c) a $10 million availability block; plus (d) 60% of the fair market value of our Thornton, Colorado, facility; plus (e) 85% of eligible credit card receivables. Amounts borrowed bear interest, payable monthly, based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate plus 0.0% to 0.5%. Borrowings under our revolving line of credit are secured by a mortgage on our Thornton, Colorado, facility and by our inventories, bank accounts, accounts receivable, equipment, intangibles, negotiable instruments, investment property, intellectual property and equity interests in our subsidiaries. The revolving line of credit includes negative covenants that place restrictions on our ability to: incur additional indebtedness; create liens or other encumbrances on our and our subsidiaries' assets; make loans, guarantees, investments and acquisitions; sell or otherwise dispose of assets; declare dividends; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; and change our business materially. The revolving line of credit also contains financial covenants regarding maximum capital expenditures and minimum EBITDA (earnings before interest, taxes, depreciation and amortization). For purposes of the covenant, our EBITDA is calculated on a cumulative monthly basis until February 2005 and, thereafter, on a trailing twelve-month basis. As of April 30, 2004, we were in compliance with all loan covenants. Based on our current financial forecast, we believe we will meet all financial covenants for the remainder of fiscal 2005. If future financial operating results fall short of our financial forecast and result in a financial covenant violation that we are unable to have waived, our lender could demand immediate repayment of outstanding amounts under the revolving line of credit. Under such circumstances, the revolving line of credit would also be reclassified from a long-term liability to a current liability in our consolidated balance sheet.

        We partner with a third-party finance company to provide our private label credit card. In January 2004, we amended and restated our agreement with our third-party finance company (as amended, the "Private Label Agreement"). The Private Label Agreement has a term of five years and expires December 31, 2008. In connection with the amendment and restatement of our Private Label Agreement, we received an incentive bonus. The incentive bonus is subject to repayment if the Private Label Agreement is terminated prior to December 31, 2008. As of April 30, 2004, this incentive bonus is reflected on our balance sheet, with the short-term portion reflected in "Accrued Liabilities" and the long-term portion reflected under "Other Liabilities." Furthermore, if the Private Label Agreement is terminated prior to December 31, 2005, we are obligated to repay an additional amount to our third-party finance company. The amounts subject to repayment are reduced pro ratably.

        We did not have a return on assets (ROA) or a return on equity (ROE) for the first quarter ended April 30, 2004 due to our net loss. The decrease in comparable store sales reduced our ability to leverage our sales against our fixed costs, directly impacting our net loss. If comparable store sales continue to be negative, returns on assets and equity will not be realized.

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

        Some statements contained in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements include statements relating to, among other things:

  •
  the reliability of the Black-Scholes option valuation model;

  •
  our beliefs regarding deferred tax assets;

  •
  our belief that the complaint filed on April 7, 2003 and amended August 11, 2003 in a purported securities class action lawsuit is without merit and our intention to defend the lawsuit vigorously;

  •
  our position in the markets we serve;

  •
  the effect of our store base;

  •
  the resolution of performance issues with respect to our new management information system;

  •
  the expected amount and types of capital expenditures;

  •
  the sufficiency of our cash flows from operations and borrowings under our revolving line of credit to fund our operations and debt repayment;

  •
  our belief that we will meet all financial covenants contained in our revolving line of credit for the remainder of fiscal 2005;

  •
  the impact of inflation;

  •
  the effects of the holiday selling season; and

  •
  the remediation of the issues related to controls and procedures.

        These forward-looking statements are subject to numerous risks, uncertainties and assumptions, including local, regional and national economic conditions; store traffic; comparable store sales and the success of new stores; terrorist acts and acts of war; the availability of new products; competition in our targeted markets; the availability of adequate financial resources; the timing of new store openings; weather conditions in our markets; our relationships with suppliers and vendors; the mix of consumer electronic merchandise sold in our stores; performance issues with our new management information system; and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004. We disclaim any obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

        The following discusses our exposure to market risks related to changes in interest rates and other general market risks. All of our investment and financing decisions are supervised or managed by our executive officers. All of our merchandise inventory purchases are denominated in U.S. dollars.

        Cash and Cash Equivalents.    As of April 30, 2004, we had $1.1 million in cash and cash equivalents, which was not restricted and in various non-interest bearing accounts. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Outstanding Debt of the Company.    We are exposed to market risk due to changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes. We have a $100 million revolving line of credit. Amounts borrowed under the $100 million revolving line of credit bear interest based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo Bank's prime rate plus 0.0% to 0.5%. Borrowings under this credit facility were $68.9 million as of April 30, 2004. An increase in the interest rate on our revolving line of credit of 43 basis points (a 10% change from the bank's reference rate as of April 30, 2004) would have no material effect on our operating results. We have not hedged against interest rate changes.

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

        In connection with the evaluation of our disclosure controls and procedures for our fiscal year ended January 31, 2004, our management and our internal auditor identified certain deficiencies in our internal control procedures. Our independent auditors Ernst & Young LLP advised management and our audit committee that deficiencies in our internal controls existed, one of which was deemed a reportable condition under the standards established by the American Institute of Certified Public Accountants. A "reportable condition" represents a significant deficiency in the design or operation of internal controls that could adversely affect a company's ability to record, process, summarize and report financial data consistent with the assertions of management in the company's financial statements. Ernst & Young identified a reportable condition with respect to our inventory reporting, costing and reconciliation procedures and processes. Management and Ernst &Young also identified certain other deficiencies in our internal control procedures, primarily related to: general controls regarding our management information system; sales audit procedures; documentation of product deliveries; early identification of problems with the reconciliation of third party finance company receivables; billing of cooperative advertising claims; automation of our accounts receivable billing; failures to follow policies and procedures; and segregation of duties.

        We believe we have remediated the issues related to: general controls over our management information system; inventory reporting, costing and reconciliation procedures and processes; documentation of product deliveries; early identification of problems with the reconciliation of third party finance company receivables; and segregation of duties.

        We have made significant progress and is continuing to work on: sales audit procedures; billing of cooperative advertising claims; automation of our accounts receivable billing; enforcing existing policies and procedures; and enhancing reporting in all areas of our company.

        While we have taken or are in the process of taking the aforementioned steps to address the adequacy of our disclosure controls and procedures, the efficacy of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by management and by our internal and independent auditors. As a result, additional changes may be made to our internal controls and procedures.

        Other than as noted above, no changes occurred in the company's internal controls concerning financial reporting during the quarter ended April 30, 2004, that have materially affected, or are reasonably likely to materially affect, the company's internal controls over financial reporting.

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
  (b)
  Reports on Form 8-K:

  On February 5, 2004, the company filed a Current Report on Form 8-K disclosing its sales results for its fourth quarter and fiscal year ended January 31, 2004 and announcing its fiscal 2005 initiatives.

  On April 8, 2004, the company filed a Current Report on Form 8-K disclosing its operating results for its fourth fiscal quarter and fiscal year ended January 31, 2004 and announcing an amended and restated $100 million credit facility.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 8, 2004	Ultimate Electronics, Inc.
	By:	/s/ ALAN E. KESSOCK Alan E. Kessock Senior Vice President—Finance, Chief Financial Officer, Secretary, Treasurer, and a Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Item
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002