Form 10-Q
period 2004-07-31
ULTIMATE ELECTRONICS INC
filed 2004-09-10
CIK 911626

Use these links to rapidly review the document
TABLE OF CONTENTS

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 31, 2004
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

        The number of outstanding shares of common stock as of September 7, 2004 was 14,971,643.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ULTIMATE ELECTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	July 31, 2004	January 31, 2004
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash and cash equivalents	$2,096	$4,413
Accounts receivable, net	40,042	44,306
Merchandise inventories, net	105,167	113,875
Income tax receivable	—	7,975
Deferred tax asset	—	943
Other current assets	4,978	2,857

Total current assets	152,283	174,369
Property and equipment, net	149,970	158,247
Deferred tax asset	—	806
Other long-term assets	2,609	2,805

Total assets	$304,862	$336,227

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$43,489	$35,330
Accrued liabilities	29,287	35,177
Deferred revenue	94	353
Other current liabilities	149	141

Total current liabilities	73,019	71,001
Revolving credit facility	40,999	63,186
Term loan facility	13,000	—
Capital lease obligations, including related parties, less current portion	1,220	1,297
Other long-term liabilities	1,604	1,808

Total long-term liabilities	56,823	66,291
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share
Authorized shares—10,000,000
No shares issued and outstanding	—	—
Common stock, par value $.01 per share
Authorized shares—40,000,000
Issued and outstanding shares: 14,971,643 at July 31, 2004 and 14,749,180 at January 31, 2004	150	148
Additional paid-in capital	166,304	165,606
Retained earnings	8,566	33,181

Total stockholders' equity	175,020	198,935

Total liabilities and stockholders' equity	$304,862	$336,227

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(amounts in thousands, except share and per share data)

	Three Months Ended July 31,		Six months Ended July 31,
	2004	2003	2004	2003
Sales	$152,923	$154,219	$305,304	$309,904
Cost of goods sold	102,879	101,983	207,230	206,759

Gross profit	50,044	52,236	98,074	103,145
Selling, general and administrative expenses	58,801	55,128	119,759	108,288

Loss from operations	(8,757)	(2,892)	(21,685)	(5,143)
Interest expense	586	44	1,181	89

Loss before taxes	(9,343)	(2,936)	(22,866)	(5,232)
Income tax expense (benefit)	6,887	(1,116)	1,748	(1,988)

Net loss	$(16,230)	$(1,820)	$(24,614)	$(3,244)

Loss per share—basic and diluted	$(1.09)	$(.12)	$(1.66)	$(.22)

Weighted average shares outstanding—basic and diluted	14,924,467	14,634,482	14,866,380	14,608,050

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(amounts in thousands)

	Six months Ended July 31,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(24,614)	$(3,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,295	7,704
Deferred taxes	1,749	(1,988)
Changes in operating assets and liabilities:
Accounts receivable	4,264	292
Income tax receivable	7,975	—
Merchandise inventories	8,708	8,701
Prepaid expenses and other	(2,121)	1,350
Other assets	128	(8)
Accounts payable, accrued and other liabilities	1,955	7,934

Net cash provided by operating activities	9,339	20,741

Cash Flows from Investing Activities:
Purchases of property and equipment, net	(2,950)	(15,003)

Net cash used in investing activities	(2,950)	(15,003)

Cash Flows from Financing Activities:
Aggregate borrowings under long-term revolving credit facility	323,048	315,816
Aggregate borrowings under term loan facility	13,000	—
Aggregate repayments under long-term revolving credit facility	(345,235)	(322,379)
Principal payments on capital lease obligations	(218)	(43)
Proceeds from exercise of stock options	699	683

Net cash used in financing activities	(8,706)	(5,923)

Net decrease in cash and cash equivalents	(2,317)	(185)
Cash and cash equivalents at beginning of period	4,413	2,659

Cash and cash equivalents at end of period	$2,096	$2,474

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

July 31, 2004

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

        The accompanying unaudited condensed consolidated financial statements of Ultimate Electronics, Inc. should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 2004. Significant accounting policies disclosed therein have not changed except as discussed in Note 3. The Company's unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the Company's opinion, the financial statements include all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of consumers. As is the case with many other retailers, the Company's sales and operating results are typically the best in the fourth quarter (which includes the holiday selling season). For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2004 and other filings with the Securities and Exchange Commission.

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

        Along with the sale of consumer electronics and home entertainment products, the Company offers and sells installation services, delivery services and extended warranty contracts, which can be purchased separately by the customer. The Company's extended warranty contracts are sold on behalf of a fully-insured unrelated party. The contracts extend beyond the normal manufacturer's warranty period, usually with terms of coverage (including the manufacturer's warranty period) between 12 and 60 months. The extended warranty contracts are administered by a third party and all performance obligations and risk of loss with respect to such contracts are the responsibility of such administrator and other parties. Effective February 1, 2000, the Company restructured its extended warranty master contract with the administrator. For extended warranty contracts entered into after February 1, 2000, the Company is a non-obligor and, therefore, the Company recognizes commissions from the sale of these non-obligor contracts as revenues at the time of sale to customers. The Company is deemed to be the obligor under the extended warranty contracts entered into prior to February 1, 2000, and the Company recognizes revenues over the term of these obligor contracts, generally 12 to 60 months. Revenues from extended warranty contracts entered into prior to February 1, 2000, will be fully amortized in fiscal 2005.

        In July 2003, the Emerging Issues Task Force (the "EITF") issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company's consolidated financial position or results of operations.

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

        For the three- and six-month periods ended July 31, 2004 and 2003, no options or restricted stock were included in the computation of diluted net loss per share because the Company reported a loss from continuing operations. For the three months ended July 31, 2004 and 2003, there were 12,069 and 267,974 shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented. For the six months ended July 31, 2004 and 2003, there were 34,092 and 175,075 shares, respectively, that were excluded.

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

        The Company's pro forma information, in thousands, amortizing the fair value of the options over their vesting period, is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net loss as reported	$(16,230)	$(1,820)	$(24,614)	$(3,244)
SFAS 123 compensation expense, net of tax	(367)	(339)	(765)	(716)

Pro forma net loss	$(16,597)	$(2,159)	$(25,379)	$(3,960)

Basic and diluted loss per share as reported	$(1.09)	$(.12)	$(1.66)	$(.22)

Pro forma basic and diluted loss per share	$(1.11)	$(.15)	$(1.71)	$(.27)

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

Allowance for Doubtful Accounts

        The Company's accounts receivable represents amounts due from its vendors, purchases on account for its commercial and builder accounts, amounts due from third-party financing contracts, and credit card receivables. The Company's allowance for doubtful accounts was $1.0 million as of July 31, 2004 and January 31, 2004.

Inventories

        The Company states merchandise inventories at the lower of cost (weighted average cost) or market. Physical inventory counts are performed by the Company on a regular basis at all stores and warehouse locations to ensure that amounts recorded in the consolidated financial statements are properly stated. Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand because a product may either be discontinued or become technologically outdated earlier than anticipated. Inventories are presented net of an allowance for obsolescence of $1.6 million at July 31, 2004 and $2.1 million at January 31, 2004.

Long-Lived Assets

        Long-lived assets, including property and equipment, management information system costs and goodwill, are reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. The Company is required to perform an annual impairment test of goodwill in accordance with Statement of Financial Accounting Standard Statement No. 142, "Goodwill and Intangibles." Additionally, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), addresses impairment with respect to the Company's property and equipment and capitalized management information system assets. Under SFAS 144, the Company is required to recognize an impairment loss when estimated future undiscounted cash flows expected to result from the use of these assets and their value upon disposal are less than their carrying amount. During the quarter ended July 31, 2004, the Company recognized a pre-tax asset impairment charge of $857,000 for the write down of three store locations.

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

        In November 2002 and subsequently clarified in March 2003, the EITF reached a consensus on Issue No. 02-16, "Accounting by Customer (including a Reseller) for Certain Consideration Received from a Vendor" (EITF 02-16). EITF 02-16 addresses two specific issues related to the classification of consideration received from a vendor (cooperative advertising payment) by the Company in its income statement. Issue 1 of EITF 02-16 addresses the circumstances under which cash consideration received from a vendor by the Company should be considered (a) an adjustment of the prices of the vendor's products or services and, therefore, characterized as a reduction of cost of sales when recognized in the Company's income statement, (b) an adjustment to a cost incurred by the Company and, therefore, characterized as a reduction of that cost when recognized in the Company's income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the Company's income statement. Issue 1 of EITF 02-16 is effective for new arrangements or modifications of existing arrangements entered into after December 31, 2002, although early adoption was permitted. Issue 2 of EITF 02-16 discusses when the Company should recognize the rebate and how the Company should measure the amount of the offer when a vendor offers the Company a rebate or refund of a specified amount of cash consideration that is payable only if the Company completes a specified cumulative level of purchases or remains a customer for a specified time period. Issue 2 of EITF 02-16 is effective for arrangements entered after November 21, 2002.

        The amounts of the Company's cooperative advertising receivable, in thousands, at July 31, 2004 and January 31, 2004 are as follows:

	July 31, 2004	January 31, 2004
Cooperative advertising receivable	$12,910	$13,602

        The amounts of cooperative advertising, in thousands, that are being netted against advertising expense for the three and six months ended July 31, 2004 and 2003 are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Gross advertising expense	$14,142	$13,498	$27,399	$27,266
Cooperative advertising	(8,444)	(8,012)	(16,357)	(16,746)

Net advertising expense	$5,698	$5,486	$11,042	$10,520

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

3.     Income Taxes

        For the quarter ended April 30, 2004, the Company believed it was more likely than not that prior year and current year tax assets would be realized. Based on the Company's operating results during the second quarter and revised projections for the second half of fiscal 2005, the Company recorded an income tax expense of $6.9 million during the quarter ended July 31, 2004, which amount represents the reversal of previously recorded income tax benefits. Management currently believes that it is more likely that the deferred tax asset will not be recognized; therefore, a valuation allowance for the net deferred tax assets is necessary at July 31, 2004.

4.     Indebtedness

        On July 27, 2004, the Company entered into a Fourth Amended and Restated Loan and Security Agreement (the "Amended Credit Agreement"), with a syndicate of banks led by Wells Fargo Retail Finance, LLC ("Wells Fargo"). The Amended Credit Agreement includes $100 million of revolving credit borrowings, subject to borrowing base limitations (the "Revolving Credit Facility"), and a $13 million secured term loan (the "Term Loan Facility") obtained from a group of lenders led by Back Bay Capital Funding LLC ("Back Bay," together with Wells Fargo, "our lenders"). Both the Revolving Credit Facility and the Term Loan Facility expire in April 2008.

        The Company entered into the Amended Credit Agreement to provide additional liquidity and to amend its financial covenants. The Amended Credit Agreement amends the covenant regarding minimum EBITDA (as defined below) by reducing the required EBITDA targets starting in June 2004 and replacing the EBITDA covenant effective July 2005 with a new fixed charge coverage ratio covenant. As of July 31, 2004, the Company was in compliance with all loan covenants. Based on the Company's current financial forecast and the current minimum EBITDA requirements in the Amended Credit Agreement, the Company believes it will meet all financial covenants for the next 12 months. If future financial operating results fall short of the Company's financial forecast and result in a financial covenant violation that the Company is unable to have waived, the Company's lenders could demand immediate repayment of outstanding amounts under the Amended Credit Agreement. Under such circumstances, the amounts outstanding under the Amended Credit Agreement would be reclassified from a long-term liability to a current liability in the Company's consolidated balance sheet.

        Borrowings under the Amended Credit Agreement are secured by a mortgage on the Company's Thornton, Colorado, facility and by the Company's inventories, bank accounts, accounts receivable, equipment, intangibles, negotiable instruments, investment property, intellectual property and equity interests in its subsidiaries.

        The Amended Credit Agreement includes negative covenants that place restrictions on the Company's ability to: incur additional indebtedness; create liens or other encumbrances on the Company's and its subsidiaries' assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; declare dividends; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; and change the Company's business materially. The Amended Credit Agreement also contains financial covenants regarding maximum capital expenditures and minimum EBITDA. EBITDA is defined as consolidated net earning (or loss), minus extraordinary gains, plus non-cash impairment losses, interest expense, income taxes, and depreciation and amortization for such period, as determined in accordance with Generally Accepted Accounting Principles ("GAAP"). For purposes of the covenant, the Company's EBITDA is calculated on a cumulative monthly basis beginning April 1, 2004 and continuing through January 31, 2005 and, thereafter, on a trailing twelve-month basis through the period ended July 31, 2005. The minimum EBITDA amounts are as follows:

Applicable Amount:	Reference Period:
$(2,500,000)	April 30, 2004
$(3,500,000)	May 31, 2004
$(6,000,000)	June 30, 2004
$(6,500,000)	July 31, 2004
$(5,500,000)	August 31, 2004
$(5,000,000)	September 30, 2004
$(6,000,000)	October 31, 2004
$(3,000,000)	November 30, 2004
$7,500,000	December 31, 2004
$10,000,000	Any month ending thereafter through June 30, 2005, subject to adjustment

        Commencing on January 1, 2005, Wells Fargo, in its capacity as agent, may increase the minimum EBITDA amounts to 85% of the Company's projected EBITDA for each month through June 30, 2005, based on the projections delivered by the Company.

        Commencing with the period ended July 31, 2005 and each month thereafter, the financial covenant will be based on a Fixed Charge Coverage Ratio (defined as EBITDA less capital expenditures and less income taxes paid in cash, divided by the sum of interest expense plus debt service payments and distributions). The covenant requires the Fixed Charge Coverage Ratio to be less than 1.10 to 1.00.

        Borrowings under the Revolving Credit Facility are limited to: (a) the lesser of (i) 85% of the net realizable value of the Company's inventories and (ii) 75% of the cost of the Company's inventories; minus (b) availability reserves (as determined by Wells Fargo); minus (c) a $10 million availability block (which amount could be increased if we fail to deliver projections that are acceptable to our lenders); plus (d) 60% of the fair market value of the Company's Thornton, Colorado, facility; plus (e) 85% of eligible credit card receivables. Amounts borrowed bear interest, payable monthly, based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo's prime rate plus 0.0% to 0.5%. In addition, the Company pays a 1.5% fee on outstanding letters of credit. The Company had $1.7 million of undrawn letters of credit at July 31, 2004.

        The Term Loan Facility bears interest at the rate of prime (defined as Wells Fargo's prime rate) plus 7.25%. The interest rate at July 31, 2004 was 11.50%. Interest on the Term Loan Facility is payable on the first day of each month. If the borrowing base calculation for the Term Loan Facility is less than the borrowing base calculation for the Revolving Credit Facility, the availability under the Revolving Credit Facility would be limited by the amount of such shortfall. If this limitation on availability occurs, the Company's effective interest rate would be higher. The borrowing base for the Term Loan Facility is calculated as follows: (a) the lesser of (i) 100.5% of the net realizable liquidation value of the Company's inventories and (ii) 80% of the cost of the Company's inventories; minus (b) availability reserves (as determined by Back Bay); minus (c) a $10 million availability block (which amount could be increased if the Company fails to deliver projections that are acceptable to its lenders); minus (d) the principal amount outstanding under the Term Loan Facility; plus (e) 60% of the fair market value of the Company's Thornton, Colorado, facility; plus (f) 85% of eligible credit card receivables.

        The Company may not prepay the Term Loan Facility in full without first prepaying the Revolving Credit Facility in full; except that the Company may prepay $3.0 million of the Term Loan Facility between May 2, 2005 through and including August 30, 2005, and between May 2, 2006 through and including August 30, 2006, if certain financial targets are met.

        The Amended Credit Agreement has an availability block of $10.0 million, which reduces the amount of funds available under the Revolving Credit Facility. The Company is required to deliver financial projections for fiscal 2006 to its lenders by November 1, 2004. If the Company's lenders determine that the projections are not acceptable, this availability block could increase to $13.0 million, reducing the amount of funds available under the Revolving Credit Facility. In addition, the Company's lenders may assess additional reserves in their sole discretion.

5.     Contingencies

        In re Ultimate Electronics, Inc. Securities Litigation.    On April 7, 2003, Howard Fisher filed a complaint against the Company and three of its officers and directors in the United States District Court for the District of Colorado. The complaint is a purported class action lawsuit on behalf of purchasers of the Company's common stock during the period between March 13, 2002 and August 8, 2002. As initially filed, the complaint sought damages for alleged violations of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. On May 30, 2003, the Company moved to dismiss all claims asserted in the complaint. The Alaska Electrical Pension Fund ("AEPF"), which had been appointed as the lead plaintiff to represent the putative plaintiff class, responded to the Company's motion to dismiss by filing an amended complaint on August 11, 2003. In the amended complaint, AEPF asserts claims against the Company and all of the Company's directors during the relevant period for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act. AEPF asserts that the prospectus, dated April 30, 2002, for the Company's 2002 public offering of common stock failed to disclose material facts that were required to be disclosed and contained false and misleading statements. The amended complaint seeks to recover unspecified monetary damages, an award of rescission or rescissory damages and an award of attorneys' fees, costs and prejudgment and post-judgment interest. On September 11, 2003, the Company moved to dismiss all claims asserted by AEPF in the amended complaint. The Company is awaiting a ruling on its motion to dismiss. The Company believes the lawsuit is without merit and intends to defend the matter vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Ultimate Electronics is focused on the mid- to high-end audio, video, television and mobile electronics products sold by a knowledgeable and commissioned sales force. We offer approximately 4,000 SKU's at a wide range of price points representing approximately 130 brands, including a broad presentation of the most popular names, a large selection of limited-distribution, upscale brands and lines, and a robust selection of DVD titles and accessories. Although our total SKU count has remained relatively constant, we have continued our efforts to reduce the amount of core product SKU's that we carry. These decreases have been offset by the increase in DVD titles and accessories. We emphasize products with the latest technology by dedicating significant resources to their promotion, advertising, merchandising and related product training.

Turnaround Strategy

        We embarked on an aggressive expansion strategy in fiscal 2001, adding five new stores to our store base of 31 stores in that year, followed by 10 stores in fiscal 2002, 12 stores in fiscal 2003 and seven stores in fiscal 2004. New markets opened during this period include Phoenix, Oklahoma City, St. Louis, Dallas/Ft. Worth, Kansas City, Wichita, and Austin. Our expansion occurred at the same time that the U.S. economy was slowing, consumer confidence was declining, prices in the industry were declining by categories, competitive pressures were growing and new technology products were beginning to be carried by mass merchants. Our existing management personnel, information systems and financial controls were strained to accommodate our expanded business operations. We relocated experienced managers and sales associates to new markets, and although we continued to develop and train new managers, the experience levels of our store management and sales associates in our existing stores were diluted. As a result, our sales, operating and financial results began to suffer.

        In early 2005, we adopted a number of sales, marketing, operational and cost initiatives to redefine our position in the market place with consumers; to improve our sales, operating and financial performance; and to improve our overall liquidity. We believed we could realize improved operating results from the implementation of our initiatives in the second quarter of fiscal 2005; however, our initiatives have taken longer to generate improvements than we had anticipated. Our initiatives and the progress we have made to date are discussed below.

        Focusing on Our Customer.    We continue to focus on enhancing the overall experience of our customers by expanding our value added services, including installation, red carpet delivery and repair services. In the first quarter of fiscal 2005, we introduced a new store management structure designed to focus our store employees on improving execution. One portion of this change was the addition of an installation manager at each store. Long term, we believe our new management structure will allow us to provide our customers with enhanced customer service and additional, value-added services; and should provide our employees with stronger and more effective leadership. We have also begun formal management training to enhance the skill set of our store managers. Finally, we have begun the active recruitment of store managers from sources outside our company.

        Improving Company-Wide Execution.    We have improved execution by optimizing our management information system. The problems we experienced with our management information system-specifically in the areas of inventory, logistics, distribution and store reporting hurt our sales and operating performance during the second half of fiscal 2004 and first quarter of fiscal 2005. We believe we have resolved these system issues and are now using our system to drive improved financial performance throughout the Company.

        During the first half of fiscal 2005, our marketing campaigns did not generate an increase in store traffic. We believe that the promotional nature of our advertising did not appeal to our profile customer—the relationship-driven consumer. We are developing new marketing strategies to communicate our unique product and service propositions.

        Optimizing Inventory.    We have fine-tuned our SKU mix by category, eliminating redundancies and optimizing selection. In addition, we believe that we have made improvements to the distribution of our inventory and have created a more efficient stocking model for our stores, which have increased our stock position and reduced stock outages for our consumer. We believe we are well positioned for the fall and holiday selling season. We have also developed additional business processes designed to provide ongoing inventory and gross margin optimization.

        Reducing Selling, General and Administrative Expenses.    During the first half of fiscal 2005, we reduced selling, general and administrative expenses through staff reductions and by focusing on cost containment in all other selling, general and administrative expenses. We expect to recognize additional savings for the second half of fiscal 2005 through efficiencies in our marketing programs, further improvements to our core business processes and additional cost containment strategies.

        Conserving Capital.    We plan to limit our capital expenditures for fiscal 2005 to approximately $6.0 million. We intend to focus the approximately $2.0 million of remaining capital expenditures for fiscal 2005 on the enhancements of our management information system and in-store projects tied to merchandising initiatives.

        Capitalizing on New Sales Opportunities.    We have expanded our sales opportunities during the first half of fiscal 2005 as follows: (i) expanding our relationships with home builders; (ii) entering into new partnerships with media content service providers such as cable companies; (iii) adding additional DVD software titles and the Apple IPOD merchandise line; and (iv) expanding accessory solutions within all of our core categories. During the second half of fiscal 2005, we plan to evaluate product categories and expanded services. We also expect to begin the implementation of newly developed customer-service initiatives.

Significant Accounting Policies

        Our significant accounting policies are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2004, and are unchanged in the current year, except as follows. We believe that the estimation process associated with determining the income tax expense and potential benefit and the associated deferred tax assets and liabilities is a significant accounting policy. Management currently believes that it is more likely that the deferred tax asset will not be recognized; therefore, a valuation allowance for the net deferred tax assets is necessary at July 31, 2004.

Results of Operations

        Sales.    Sales for the three months ended July 31, 2004 decreased 1% to $152.9 million from $154.2 million for the three months ended July 31, 2003. Sales for the six months ended July 31, 2004 decreased 2% to $305.3 million from $309.9 million for the six months ended July 31, 2003. Sales of comparable stores were down 9% and 10% for the three and six months ended July 31, 2004. The decline in comparable store sales was primarily driven by a decrease in customer traffic and store execution issues. We consider comparable store sales to be sales for stores open at least 13 months and exclude (i) sales for stores recently relocated and expanded until 13 months after completion and (ii) sales for stores in new markets until 13 months after 75% of the initial number of stores planned for the market have opened. As of July 31, 2004, 57 of the 65 stores we had open were considered comparable stores. Our comparable store sales also include sales from our specialty markets division, builder division and distribution centers.

        During the quarter and year to date, we continued to see a larger share of our business shift to the television category. We also continued to experience a sales decrease in the mobile electronics category and the loss of sales due to our exit from computers and PDAs in the home office category. For the current quarter, the increase in unit velocity of digital still camera sales offset the decrease in the price points in the other remaining Video/DVD category items. Year to date, sales in the video category, which includes DVD, Camcorders and VCR, primarily decreased as a result of declining average selling prices. Audio remained constant as a percentage of our sales during the quarter and year to date. The following table shows the approximate percentage of sales for each major category for the three and six months ended July 31, 2004 and 2003, respectively.

	Three Months Ended		Six Months Ended
Category	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
Television/DBS	44%	42%	46%	42%
Audio	18%	18%	18%	18%
Video/DVD	13%	13%	12%	14%
Mobile	9%	11%	9%	10%
Home Office	1%	3%	1%	3%
Other	15%	13%	14%	13%

        The "Other" category listed above includes revenues from the non-merchandise categories of (i) installation/delivery services (including revenues from our builder division), (ii) extended warranty contracts and (iii) repairs services, as follows:

	Three Months Ended		Six Months Ended
Category	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
Installation/Delivery Services	4.7%	4.4%	4.5%	4.3%
Extended Warranty Contracts	3.4%	3.3%	3.3%	3.3%
Repairs Services	2.2%	1.9%	2.4%	2.0%
Other	.1%	.1%	.1%	.1%

Total	10.4%	9.7%	10.3%	9.7%

        Gross Profit.    Gross profit for the three months ended July 31, 2004 decreased 4.2% to $50.0 million (32.7% of sales) from $52.2 million (33.9% of sales) for the three months ended July 31, 2003. Gross profit for the six months ended July 31, 2004 decreased 4.9% to $98.1 million (32.1% of sales) from $103.1 million (33.3% of sales) for the six months ended July 31, 2003. Gross profit margins for the three and six month periods ended July 31, 2004 were negatively impacted by SKU reduction in certain categories, efforts to reduce the amount of product that becomes discontinued and aggressive promotions.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended July 31, 2004 were $58.8 million (38.5% of sales) compared to $55.1 million (35.8% of sales) for the three months ended July 31, 2003. The dollar increase directly attributable to the seven new stores opened during fiscal 2004 was $4.0 million. The increase in the percentage reflects the impact of the reduction in comparable store sales (200 basis points), higher costs associated with the operation of our management information systems (90 basis points) and a non-cash impairment charge for three under-performing stores (60 basis points), partially offset by cost savings in other areas. Selling, general and administrative expenses for the six months ended July 31, 2004 were $119.8 million (39.2% of sales) compared to $108.3 million (34.9% of sales) for the six months ended July 31, 2003. The dollar increase directly attributable to the seven new stores opened during fiscal 2004 was $8.4 million. The increase in the percentage reflects the impact of the reduction in comparable store sales (290 basis points), higher costs associated with the operation of our management information systems (100 basis points) and a non-cash impairment charge for three under-performing stores (30 basis points).

        Loss from Operations.    As a result of the foregoing, we recorded a loss from operations of $8.8 million (5.7% of sales) for the three months ended July 31, 2004 compared to a loss from operations of $2.9 million (1.9% of sales) for the three months ended July 31, 2003. For the six months ended July 31, 2004, we recorded a loss from operations of $21.7 million (7.1% of sales) compared to a loss from operations of $5.1 million (1.7% of sales) for the six months ended July 31, 2003.

        Interest Expense.    We recorded interest expense of $586,000 and $1.2 million for the three and six months ended July 31, 2004, compared to interest expense of $44,000 and $89,000 for the three and six months ended July 31, 2003, primarily due to higher average amounts outstanding on our revolving line of credit during the first two quarters of the current year.

        Income Taxes.    Our historical effective tax rate has been 38.0%. However, for the quarter and six months ended July 31, 2004, we recorded an income tax expense of $6.9 million and $1.7 million, respectively, resulting from the reversal of a deferred tax asset and the related charge to our statement of operations. We recognized income tax benefits of $1.1 million and $2.0 million for the quarter and six months ended July 31, 2003. For the quarter ended April 30, 2004, we believed it was more likely than not that prior year and current year tax assets would be realized. Based on our operating results during the second quarter and revised projections for the second half of fiscal 2005, the Company recorded an income tax expense of $6.9 million during the quarter ended July 31, 2004, which amount represents the reversal of previously recorded income tax benefits. Management currently believes that it is more likely that the deferred tax asset will not be recognized; therefore, a valuation allowance for the net deferred tax assets is necessary at July 31, 2004.

        Net Loss.    Our net loss was $16.2 million and $24.6 million for the three and six months ended July 31, 2004, compared to a net loss of $1.8 million and $3.2 million for the three and six months ended July 31, 2003, for the reasons described above.

Liquidity and Capital Resources

        Our primary sources of liquidity are net cash from operations, revolving credit lines, term debt and issuances of common stock. Historically, our primary cash requirements have been related to funding our operations, continued development of our management information systems, expenditures for new store openings and the relocation and/or remodeling of existing store locations and inventory build-up prior to the holiday selling season. Expenditures for new store openings include leasehold improvements, fixtures and equipment, additional inventory requirements, preopening expenses and selling, general and administrative expenses. We currently operate a total of 65 stores in 14 states. Other than our St. Cloud, Minnesota store, which we relocated in March 2004, we do not expect to open any additional stores through fiscal 2005.

        We believe that we will be able to maintain our operations and fund working capital and capital expenditures for the next 12 months with cash on hand, projected cash flow from operations and anticipated availability under our lines of credit. However, if our operating results were to deteriorate further, or if we were to require significant additional capital for unexpected events, we could suffer liquidity problems, which would materially adversely affect our results of operations and financial condition.

        Historically, a number of our vendors have obtained insurance from a third party insurer on receivables from us. Following our earnings release on August 26, 2004, a credit insurer that was insuring some of these receivables decided it would no longer provide coverage to vendors for receivables from us. Subsequently, certain vendors have withheld seasonal increases in our credit lines, reduced our credit lines or shortened payment terms. In exchange for shortened payment terms and decreased credit lines, we have generally obtained increased discounts from of our vendors. In light of the changes in the credit terms from our vendors, we expect to increase borrowings under our Revolving Credit Facility to finance a larger portion of our inventory build-up for the holiday selling season. We believe that we will get better terms from our vendors and third party insurers will resume their coverage of our vendors' receivables from us if we (i) improve our sales and sustain comparable store sales growth, (ii) return to profitability, (iii) strengthen our balance sheet, and (iv) improve our liquidity.

        Our needs for additional funding will depend upon several factors, including, but not limited to, generating sufficient cash flow from operations, our dependence on our relationship with our lenders and their willingness to extend credit at the current terms and levels of commitment and our dependence on vendors and suppliers and their credit terms in order to maintain adequate inventory and liquidity levels. We may not be able to achieve our business plan for generating cash flow due to the economic and operational risks we face, including our dependence on fourth quarter results. If at some point in the future we require additional financing, we may not be able to obtain any additional financing on acceptable terms, or at all. If we are unable to obtain additional financing, we may be required to further reduce costs associated with our current infrastructure, decrease spending on marketing and advertising campaigns, or curtail all other discretionary spending programs. Any of these actions could further reduce sales and adversely affect liquidity and operations.

        On July 27, 2004, we entered into a Fourth Amended and Restated Loan and Security Agreement (the "Amended Credit Agreement"), with a syndicate of banks led by Wells Fargo Retail Finance, LLC ("Wells Fargo"). The Amended Credit Agreement includes $100 million of revolving credit borrowings, subject to borrowing base limitations (the "Revolving Credit Facility"), and a $13 million secured term loan (the "Term Loan Facility") obtained from a group of lenders led by Back Bay Capital Funding LLC ("Back Bay," and together with Wells Fargo, "our lenders"). Both the Revolving Credit Facility and the Term Loan Facility expire in April 2008.

        We entered into the Amended Credit Agreement to provide additional liquidity and to amend our financial covenants. The Amended Credit Agreement amends the covenant regarding minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") by reducing the required EBITDA targets starting in June 2004 and replacing the EBITDA covenant effective July 2005 with a new fixed charge coverage ratio covenant. As of July 31, 2004, we were in compliance with all loan covenants. Based on our current financial forecast and the current minimum EBITDA requirements in the Amended Credit Agreement, we believe we will meet all financial covenants for the next 12 months. If future financial operating results fall short of our financial forecast and result in a financial covenant violation that we are unable to have waived, our lenders could demand immediate repayment of outstanding amounts under the Amended Credit Agreement. Under such circumstances, the amounts outstanding under the Amended Credit Agreement would be reclassified from a long-term liability to a current liability in our consolidated balance sheet.

        Borrowings under our Amended Credit Agreement are secured by a mortgage on our Thornton, Colorado, facility and by our inventories, bank accounts, accounts receivable, equipment, intangibles, negotiable instruments, investment property, intellectual property and equity interests in our subsidiaries.

        The Amended Credit Agreement includes negative covenants that place restrictions on our ability to: incur additional indebtedness; create liens or other encumbrances on our and our subsidiaries' assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; declare dividends; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; and change our business materially. The Amended Credit Agreement also contains financial covenants regarding maximum capital expenditures and minimum EBITDA. EBITDA is defined as consolidated net earning (or loss), minus extraordinary gains, plus non-cash impairment losses, interest expense, income taxes, and depreciation and amortization for such period, as determined in accordance with Generally Accepted Accounting Principles ("GAAP"). For purposes of the covenant, our EBITDA is calculated on a cumulative monthly basis beginning April 1, 2004 and continuing through January 31, 2005 and, thereafter, on a trailing twelve-month basis through the period ended July 31, 2005. The minimum EBITDA amounts are as follows:

Applicable Amount:	Reference Period:
$(2,500,000)	April 30, 2004
$(3,500,000)	May 31, 2004
$(6,000,000)	June 30, 2004
$(6,500,000)	July 31, 2004
$(5,500,000)	August 31, 2004
$(5,000,000)	September 30, 2004
$(6,000,000)	October 31, 2004
$(3,000,000)	November 30, 2004
$7,500,000	December 31, 2004
$10,000,000	Any month ending thereafter through June 30, 2005, subject to adjustment

        Commencing on January 1, 2005, Wells Fargo, in its capacity as agent, may increase the minimum EBITDA amounts to 85% of our projected EBITDA for each month through June 30, 2005, based on the projections we deliver to our lenders.

        Commencing with the period ended July 31, 2005 and each month thereafter, the financial covenant will be based on a Fixed Charge Coverage Ratio (defined as EBITDA less capital expenditures and less income taxes paid in cash, divided by the sum of interest expense plus debt service payments and distributions). The covenant requires the Fixed Charge Coverage Ratio to be less than 1.10 to 1.00.

        Borrowings under the Revolving Credit Facility are limited to: (a) the lesser of (i) 85% of the net realizable value of our inventories and (ii) 75% of the cost of our inventories; minus (b) availability reserves (as determined by Wells Fargo); minus (c) a $10 million availability block (which amount could be increased if we fail to deliver projections that are acceptable to our lenders); plus (d) 60% of the fair market value of our Thornton, Colorado, facility; plus (e) 85% of eligible credit card receivables. Amounts borrowed bear interest, payable monthly, based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo's prime rate plus 0.0% to 0.5%. In addition, we pay a 1.5% fee on outstanding letters of credit. We had $1.7 million of undrawn letters of credit at July 31, 2004.

        The Term Loan Facility bears interest at the rate of prime (defined as Wells Fargo's prime rate) plus 7.25%. The interest rate at July 31, 2004 was 11.50%. Interest on the term loan is payable on the first day of each month. If the borrowing base calculation for the Term Loan Facility is less than the borrowing base calculation for the Revolving Credit Facility, the availability under the Revolving Credit Facility would be limited by the amount of such shortfall. If this limitation on availability occurs, our effective interest rate would be higher. The borrowing base for the Term Loan Facility is calculated as follows: (a) the lesser of (i) 100.5% of the net realizable liquidation value of our inventories and (ii) 80% of the cost of our inventories; minus (b) availability reserves (as determined by Back Bay); minus (c) a $10 million availability block (which amount could be increased if we fail to deliver projections that are acceptable to our lenders); minus (d) the principal amount outstanding under the Term Loan Facility; plus (e) 60% of the fair market value of our Thornton, Colorado, facility; plus (f) 85% of eligible credit card receivables.

        We may not prepay the Term Loan Facility in full without first prepaying the Revolving Credit Facility in full; except that we may prepay $3.0 million of the Term Loan Facility between May 2, 2005 through and including August 30, 2005, and between May 2, 2006 through and including August 30, 2006, if certain financial targets are met.

        The Amended Credit Agreement has an availability block of $10.0 million, which reduces the amount of funds available under the Revolving Credit Facility. We are required to deliver financial projections for fiscal 2006 to our lenders by November 1, 2004. If our lenders determine that the projections are not acceptable, this availability block could increase to $13.0 million, reducing the amount of funds available under the Revolving Credit Facility. In addition, our lenders may assess additional reserves in their sole discretion.

        As of July 31, 2004, we had an outstanding balance of $41.0 million, a borrowing capacity of $69.0 million (subject to borrowing base limitations) and an availability of $26.3 million under our Revolving Credit Facility. The interest rate at July 31, 2004 was 4.5%. If our sales or operating results continue to decline, our inventory turns materially decrease or credit terms from our vendors are reduced further, we will have less amount available for borrowing.

        Under the Amended Credit Agreement, EBITDA is required to be not less than negative $6.5 million as of July 31, 2004. As of July 31, 2004, EBITDA was negative $5.1 million. Below are reconciliations of Net Loss to EBITDA and EBITDA to Cash Flows from Operating Activities. Cash Flows from Operating Activities is the most directly comparable GAAP measure to EBITDA:

	Four Month Period ended July 31, 2004(1)
	(in thousands, unaudited)
Reconciliation of Net Loss to EBITDA
Net Loss	$(18,859)
Adjustments:
Extraordinary gain	—
Non-cash impairment loss	7,745	(2)
Interest	821
Taxes	(1,722	)(3)
Depreciation	6,922	(4)

EBITDA	$(5,093)

Reconciliation of EBITDA to Cash Flows from Operating Activities
EBITDA	$(5,093)
Adjustments:
Interest	(821)
Net change in assets and liabilities	24,036

Cash flows from operating activities	$18,122

(1)
The covenant measurement period is a cumulative calculation that begins with the one month period ended April 30, 2004. Cash flows from operating activities for the six month period ended July 31, 2004 was $9.3 million, compared to $18.1 million for the four-month period ended July 31, 2004. We had negative cash flows from operating activities during February and March 2005.

(2)
Includes an asset impairment charge of $.9 million for three under-performing stores and a reversal of a previously-recognized deferred tax benefit of $6.9 million (a deferred tax benefit of

  $5.1 million recognized in the first quarter ended April 30, 2004, and a deferred tax asset of $1.8 million as of January 31, 2004).

(3)
Amount represents the tax benefit recognized in April 2004.

(4)
Excludes an asset impairment charge of $.9 million for three under-performing stores.

        Net cash provided by operating activities was $9.3 million for the six months ended July 31, 2004, compared to net cash provided by operating activities of $20.7 million for the six months ended July 31, 2003, primarily related to reductions in accounts receivable ($4.4 million) and income tax receivable ($7.6 million) in the first half of fiscal 2005.

        Net cash used in investing activities was $3.0 million for the six months ended July 31, 2004, primarily for capital expenditures related to the relocation of our St. Cloud, Minnesota store. Net cash used in investing activities was $15.0 million for the six months ended July 31, 2003, primarily for new store growth and our management information system.

        We expect total capital expenditures to be approximately $6.0 million in fiscal 2005. This estimate has been reduced by $6.0 million since the first quarter ended April 30, 2004, as we no longer expect to open additional stores in fiscal 2005 and have cancelled or delayed additional projects. We intend to focus approximately $2.0 million of remaining capital expenditures for fiscal 2005 on enhancements of our management information system and in-store projects tied to merchandising initiatives. We had capital expenditures of $37.1 million for fiscal 2004, primarily related to seven new store openings and our new management information system.

        Net cash used in financing activities was $8.7 million for the six months ended July 31, 2004 compared to net cash used in financing activities of $5.9 million for the six months ended July 31, 2003, primarily due to repayments under our revolving line of credit.

        We partner with a third-party finance company to provide our private label credit card. In January 2004, we amended and restated our agreement with our third-party finance company (as amended, the "Private Label Agreement"). The Private Label Agreement has a term of five years and expires December 31, 2008. In connection with the amendment and restatement of our Private Label Agreement, we received an incentive bonus. The incentive bonus is subject to repayment if the Private Label Agreement is terminated prior to December 31, 2008. As of July 31, 2004, this incentive bonus is reflected on our balance sheet, with the short-term portion reflected in "Accrued Liabilities" and the long-term portion reflected under "Other Liabilities." Furthermore, if the Private Label Agreement is terminated prior to December 31, 2005, we are obligated to repay an additional amount to our third-party finance company. Both amounts subject to repayment are amortized pro ratably over the life of the agreements as a reduction of bank fees included in our selling, general and administrative expenses.

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

Forward Looking Statements

        Some statements contained in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements include statements relating to, among other things:

  •
  the reliability of the Black-Scholes option valuation model;

  •
  the likelihood that our deferred tax asset would be realized;

  •
  our belief that we will meet all financial covenants contained in our Amended Credit Agreement for the next 12 months;

  •
  our belief that the complaint filed on April 7, 2003 and amended August 11, 2003 in a purported securities class action lawsuit is without merit and our intention to defend the lawsuit vigorously;

  •
  the effect of our sales, marketing, operational and cost initiatives;

  •
  the effects of our management structure;

  •
  the resolution of performance issues with respect to our management information system and the effects of the system;

  •
  the effects of our advertising and our belief about who our profile customer is;

  •
  improvements made to the distribution of our inventory and stocking models for our stores;

  •
  the effect of our business processes on our inventories and gross margins;

  •
  the expectation that we will recognize additional savings in our selling, general and administrative expenses, the timing of such savings and the manner by which we will achieve such savings;

  •
  the expected amount and types of capital expenditures;

  •
  our plan to evaluate product categories and expanded services;

  •
  the implementation of newly developed customer-service initiatives;

  •
  our belief that the estimation process associated with determining the income tax expense and potential benefit and associated deferred tax assets and liabilities is a significant accounting policy;

  •
  our ability to maintain our operations and fund working capital and capital expenditures for the next 12 months with cash on hand, projected cash flows from operations and anticipated availability under our lines of credit;

  •
  impact of sales declines, inventory turns and reduced credit lines from vendors on the availability under our Revolving Credit Facility;

  •
  our belief that our vendor credit lines will improve and third party insurance companies will resume coverage of our receivables if our operating results and balance sheet improve;

  •
  our needs for additional funding;

  •
  the effects of the holiday selling season; and

  •
  the remediation of and progress being made on the issues related to controls and procedures.

        These forward-looking statements are subject to numerous risks, uncertainties and assumptions, including local, regional and national economic conditions; store traffic; comparable store sales; terrorist acts and acts of war; the availability of new products; competition in our targeted markets; the availability of adequate financial resources; weather conditions in our markets; our relationships with suppliers and vendors; the mix of consumer electronic merchandise sold in our stores; performance issues with our management information system; the closing of new home sales; and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004. We disclaim any obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

        The following discusses our exposure to market risks related to changes in interest rates and other general market risks. All of our investment and financing decisions are supervised or managed by our executive officers. All of our merchandise inventory purchases are denominated in U.S. dollars.

        Cash and Cash Equivalents.    As of July 31, 2004, we had $2.1 million in cash and cash equivalents, which was not restricted and in various non-interest bearing accounts. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Outstanding Debt of the Company.    We are exposed to market risk due to changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes.

        Under our Amended Credit Agreement, we have a $100 million Revolving Credit Facility and a $13 million Term Loan Facility. Amounts borrowed under the Revolving Credit Facility bear interest based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo's prime rate plus 0.0% to 0.5%. Borrowings under the Revolving Credit Facility were $41.0 million as of July 31, 2004. Borrowings under the term loan bear interest at Wells Fargo's prime rate plus 7.25%. The interest rates at July 31, 2004 were 4.5% and 11.5% respectively. An increase in the interest rate on our revolving line of credit or our term loan of 43 basis points (a 10% change from the bank's reference rate as of July 31, 2004) would have no material effect on our operating results. We have not entered into any hedging transactions to mitigate the effect of fluctuating interest rate changes.

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

        In connection with the evaluation of our disclosure controls and procedures for our fiscal year ended January 31, 2004, our management and our internal auditor identified certain deficiencies in our internal control procedures. Our independent auditors, Ernst & Young LLP, advised management and our audit committee that deficiencies in our internal controls existed, one of which was deemed a reportable condition under the standards established by the American Institute of Certified Public Accountants. A "reportable condition" represents a significant deficiency in the design or operation of internal controls that could adversely affect a company's ability to record, process, summarize and report financial data consistent with the assertions of management in the Company's financial statements. Ernst & Young identified a reportable condition with respect to our inventory reporting, costing and reconciliation procedures and processes. Management and Ernst &Young also identified certain other deficiencies in our internal control procedures, primarily related to: general controls regarding our management information system; sales audit procedures; documentation of product deliveries; early identification of problems with the reconciliation of third party finance company receivables; billing of cooperative advertising claims; automation of our accounts receivable billing; failures to follow policies and procedures; and segregation of duties.

        As of the quarter ended April 30, 2004, we believe we remediated the issues related to: general controls over our management information system; inventory reporting, costing and reconciliation procedures and processes; documentation of product deliveries; early identification of problems with the reconciliation of third party finance company receivables; and segregation of duties.

        As of the quarter ended July 31, 2004, we believe we remediated the issues related to billing of cooperative advertising claims.

        We have made significant progress and are continuing to work on: sales audit procedures; enforcing existing policies and procedures; and enhancing reporting in all areas of our company. We also are making progress on the automation of our accounts receivable billing.

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

        Other than as noted above, no changes occurred in the Company's internal controls concerning financial reporting during the quarter ended July 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        In re Ultimate Electronics, Inc. Securities Litigation.    On April 7, 2003, Howard Fisher filed a complaint against the Company and three of its officers and directors in the United States District Court for the District of Colorado. The complaint is a purported class action lawsuit on behalf of purchasers of the Company's common stock during the period between March 13, 2002 and August 8, 2002. As initially filed, the complaint sought damages for alleged violations of Section 11 of the Securities Act, Section 10(b) of the Exchange Act, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. On May 30, 2003, the Company moved to dismiss all claims asserted in the complaint. The Alaska Electrical Pension Fund ("AEPF"), which had been appointed as the lead plaintiff to represent the putative plaintiff class, responded to the Company's motion to dismiss by filing an amended complaint on August 11, 2003. In the amended complaint, AEPF asserts claims against the Company and all of the Company's directors during the relevant period for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act. AEPF asserts that the prospectus, dated April 30, 2002, for the Company's 2002 public offering of common stock failed to disclose material facts that were required to be disclosed and contained false and misleading statements. The amended complaint seeks to recover unspecified monetary damages, an award of rescission or rescissory damages and an award of attorneys' fees, costs and prejudgment and post-judgment interest. On September 11, 2003, the Company moved to dismiss all claims asserted by AEPF in the amended complaint. The Company is awaiting a ruling on its motion to dismiss. The Company believes the lawsuit is without merit and intends to defend the matter vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        The 2004 Annual Meeting of Stockholders of Ultimate Electronics, Inc. was held on June 23, 2004. At the meeting, Robert W. Beale, Alan E. Kessock, and John Douglas Morton were elected as Class I Directors of the Company until their terms expire in 2007, their respective successors are elected, or they resign. William J. Pearse, David J. Workman, Clarence D. Hein, Randall F. Bellows and Larry D. Strutton continue in their respective terms as Directors of the Company.

        The matters voted upon and passed at the meeting were (i) the election of the above noted Directors, and (ii) the ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending January 31, 2005. The results of the voting on these matters are outlined in the following table:

Proposal		Votes For	Votes Against/ Withheld	Votes Abstained	Broker Non- Votes
(i)	Election of Directors
	Robert W. Beale	13,078,030	1,025,501	—	—
	Alan E. Kessock	13,078,042	1,025,489	—	—
	John Douglas Morton	13,804,851	298,680	—	—
(ii)	Ratification of Ernst & Young LLP	14,018,305	50,987	34,239	—

Item 5. Other Information

        On September 7, 2004, Ernst & Young LLP resigned as the independent registered public accounting firm for the Company and the Ultimate Savings and Profit Sharing Plan (the "Plan") effective upon the completion of its review of the interim financial information for the Company's second fiscal quarter ended July 31, 2004 and the filing of this Form 10-Q.

        None of Ernst & Young's reports on either the Company's financial statements for the past two fiscal years ended January 31, 2004 and 2003 or the Plan's financial statements for the past two years ended December 31, 2003 and 2002 contained an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting procedures.

        During the two most recent fiscal years and through September 10, 2004, the date of this Form 10-Q, there were no disagreements between either the Company or the Plan and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Ernst & Young's satisfaction, would have caused Ernst & Young to make reference to the subject matter of the disagreement in connection with its reports.

        On September 10, 2004, the Company's Audit Committee engaged Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the fiscal year ending January 31, 2005 and the Plan for the year ending December 31, 2004, effective following the filing of the Company's Form 10-Q for the quarter ended July 31, 2004.

        Effective July 1, 2004, Alan E. Kessock resigned from the Company's board of directors to increase the percentage of independent directors on the Company's board. Mr. Kessock's resignation was not a result of any disagreement with the Company or any matter relating to the Company's operations, policies or procedures.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

Exhibits
3(i)	Restated Articles of Incorporation
3(ii)	Amended and Restated Bylaws
10.1	Executive Employment Agreement by and between Ultimate Electronics, Inc. and David A. Carter, effective as of June 10, 2004.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K:

        On May 7, 2004, the Company filed a Current Report on Form 8-K disclosing its sales results for its first quarter ended April 30, 2004.

        On June 3, 2004, the Company filed a Current Report on Form 8-K disclosing its operating results for its first fiscal quarter April 30, 2004.

        On June 10, 2004, the Company filed a Current Report on Form 8-K announcing senior management changes.

        On July 27, 2004, the Company filed a Current Report on Form 8-K announcing that it had obtained a $13 million secured term loan and entered into a fourth amended and restated credit and security agreement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2004	ULTIMATE ELECTRONICS, INC.
	By:	/s/ DAVID A. CARTER David A. Carter Senior Vice President—Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits	Item
3(i)	Restated Articles of Incorporation
3(ii)	Amended and Restated Bylaws
10	Executive Employment Agreement by and between Ultimate Electronics, Inc. and David A. Carter, effective as of June 10, 2004.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002