Form 10-Q
period 2004-10-31
ULTIMATE ELECTRONICS INC
filed 2004-12-16
CIK 911626

Use these links to rapidly review the document
TABLE OF CONTENTS

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 31, 2004
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

        The number of outstanding shares of common stock as of December 15, 2004 was 14,971,643.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Our independent auditors have not completed their review of our interim financial statements included in this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X. The Company is cooperating fully to ensure that the review of the Company's quarterly financial statements by the Company's independent auditors is completed as quickly as possible. After this matter is completed, the Company will file the Form 10-Q/A with both the Commission and Nasdaq as soon as possible. The certifications required by Rule 13a-14(a) and (b) under the Exchange Act will be included in the Form 10-Q/A.

ULTIMATE ELECTRONICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	October 31, 2004	January 31, 2004
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash and cash equivalents	$1,853	$4,413
Accounts receivable, net	42,404	44,306
Merchandise inventories, net	129,995	113,875
Income tax receivable	—	7,975
Deferred tax asset	—	943
Other current assets	6,410	2,857

Total current assets	180,662	174,369
Property and equipment, net	145,868	158,247
Deferred tax asset	—	806
Other long-term assets	2,576	2,805

Total assets	$329,106	$336,227

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$46,411	$35,330
Accrued liabilities	30,261	35,177
Deferred revenue	16	353
Other current liabilities	131	141

Total current liabilities	76,819	71,001

Revolving credit facility	68,301	63,186
Term loan facility	13,000	—
Capital lease obligations, including related parties, less current portion	1,203	1,297
Other long-term liabilities	1,267	1,808

Total long-term liabilities	83,771	66,291

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share Authorized shares—10,000,000
No shares issued and outstanding	—	—
Common stock, par value $.01 per share Authorized shares—40,000,000
Issued and outstanding shares: 14,971,643 at October 31, 2004 and 14,749,180 at January 31, 2004	150	148
Additional paid-in capital	166,304	165,606
Retained earnings	2,062	33,181

Total stockholders' equity	168,516	198,935

Total liabilities and stockholders' equity	$329,106	$336,227

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended October 31,		Nine months Ended October 31,
	2004	2003	2004	2003
Sales	$157,156	$159,703	$462,460	$469,607
Cost of goods sold	102,499	106,739	309,729	313,498

Gross profit	54,657	52,964	152,731	156,109
Selling, general and administrative expenses	60,178	62,883	179,937	171,171

Loss from operations	(5,521)	(9,919)	(27,206)	(15,062)
Interest expense	983	105	2,163	194

Loss before taxes	(6,504)	(10,024)	(29,369)	(15,256)
Income tax expense (benefit)	—	(3,809)	1,749	(5,797)

Net loss	$(6,504)	$(6,215)	$(31,118)	$(9,459)

Loss per share—basic and diluted	$(.43)	$(.42)	$(2.09)	$(.65)
Weighted average shares outstanding—basic and diluted	14,971,643	14,662,199	14,901,724	14,626,298

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(amounts in thousands)

	Nine months Ended October 31,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(31,118)	$(9,459)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,553	12,023
Impairment of property and equipment	857	—
Changes in operating assets and liabilities:
Deferred taxes	1,749	—
Accounts receivable	1,902	(8,384)
Income tax receivable	7,975	—
Merchandise inventories	(16,120)	(31,135)
Prepaid expenses and other	(3,553)	1,140
Other assets	—	(8)
Accounts payable, accrued and other liabilities	5,414	11,924

Net cash used in operating activities	(17,341)	(23,899)

Cash Flows from Investing Activities:
Purchases of property and equipment, net	(3,929)	(30,088)

Net cash used in investing activities	(3,929)	(30,088)

Cash Flows from Financing Activities:
Aggregate borrowings under long-term revolving credit facility	518,187	532,153
Aggregate borrowings under term loan facility	13,000	—
Aggregate repayments under long-term revolving credit facility	(513,072)	(480,533)
Principal payments on capital lease obligations	(104)	(75)
Proceeds from exercise of stock options	699	705

Net cash provided by financing activities	18,710	52,250

Net decrease in cash and cash equivalents	(2,560)	(1,737)
Cash and cash equivalents at beginning of period	4,413	2,659

Cash and cash equivalents at end of period	$1,853	$922

See accompanying notes to Condensed Consolidated Financial Statements.

ULTIMATE ELECTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 31, 2004

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

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Ultimate Electronics, Inc. should be read in conjunction with the Company's consolidated financial statements for the year ended January 31, 2004. Significant accounting policies disclosed therein have not changed except as discussed in Note 3. The Company's unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the Company's opinion, the financial statements include all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Operating results for the three and nine month periods ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. Seasonal fluctuations in sales of the Company's products result primarily from the purchasing patterns of consumers. As is the case with many other retailers, the Company's sales and operating results are typically the best in the fourth quarter (which includes the holiday selling season). For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2004 and other filings with the Securities and Exchange Commission.

        The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. No adjustments have been recorded relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Business Conditions

        Sales for the nine months ended October 31, 2004 decreased 1.5% to $462.5 million from $469.6 million for the nine months ended October 31, 2003. The Company's net loss for the nine months ended October 31, 2004 was $31.1 million. Cash flows used in operating activities for the nine months ended October 31, 2004, were $17.3 million. As of October 31, 2004, the Company had positive working capital of $103.8 million and long-term liabilities of $83.8 million.

        The Company embarked on an aggressive expansion strategy in fiscal 2001, adding five new stores to our base of 31 stores in that year, followed by 10 stores in fiscal 2002, 12 stores in fiscal 2003 and seven stores in fiscal 2004. The expansion occurred at the same time that the U.S. economy was slowing, consumer confidence was declining, prices in the industry were declining by categories, competitive pressures were growing and new technology products were beginning to be carried by mass merchants. Our existing management personnel, information systems and financial controls were strained to accommodate our expanded business operations. Experienced managers and sales associates were relocated to new markets, thereby diluting the experience level of our store management and sales associates in our existing stores.

        In fiscal 2005, the Company expanded its revolving credit facility from $80 million to $100 million and entered into a $13 million term loan facility to provide additional liquidity. Based on continued deterioration in fourth quarter sales trends, the Company anticipates that it will be in violation of one or more covenants under its credit facility during the fourth quarter of fiscal 2005. Although the Company intends to seek a waiver from its lenders relating to any potential loan covenant violation(s), its lenders may not grant such waiver. If such violation occurs, and is not corrected or waived by the lenders, this could be considered an event of default. No notice of default has been received as of December 15, 2004. If such an event occurs, the entire amount of the $81.3 million credit facility could become immediately due and payable. See Note 4 for further discussion of the Company's credit facility.

        On December 10, 2004, the Company's lenders notified the Company that they would be requiring significant additional reserves against availability of funds under the credit facility, commencing December 10, 2004 and increasing those reserves through January 31, 2005. Availability on the revolving credit facility is generally limited by inventory values, a $10 million availability block (which could be increased at the discretion of the lenders) and certain other reserves established at the discretion of the lenders. The Company's liquidity is also impacted by the credit lines and payment terms with its vendors. In the third quarter of fiscal 2005, certain of the Company's vendors reduced credit lines or shortened payment terms, and since December 10, 2004, substantially all of its major vendors have eliminated credit lines and are requiring advance payments.

        The Company has concluded that the continued sales decline, the requirement for additional reserves and the potential loan covenant violation(s) raise substantial doubt about its ability to continue as a going concern. The Company is examining all of its strategic alternatives, including obtaining additional financing of at least $25.0 million and a potential reorganization of its business. The Company has retained an investment bank to assist it in obtaining additional financing. In addition, the Company is considering the following to improve its financial condition, liquidity and results of operations:

  •
  Refining its turnaround strategy to improve sales and reduce costs;

  •
  Seeking a reduction in overall rent expense by negotiating with certain of its lessors;

  •
  Closing certain underperforming stores to increase liquidity to other stores and reduce selling, general and administrative expenses;

  •
  Limiting capital expenditures to existing commitments:

  •
  Entering into strategic alliances or business combinations; or

  •
  Selling all or a substantial part of its assets.

        The Company and its investment bank are actively engaged in discussions with numerous parties regarding its strategic alternatives. Although the Company cannot predict the outcome of these discussions, it may seek to enter into a transaction in the near future to avoid exhausting its remaining cash balances. It is also possible that such a transaction could be consummated in conjunction with a filing for protection under Chapter 11 of the federal bankruptcy laws. There can be no assurances, however, as to when such a transaction might be consummated, if at all, nor can there be any assurances regarding the potential impact of such a transaction on the Company's stakeholders. In the event that such a transaction is not entered into in the near future, it is possible that the Company will be required to seek protection under Chapter 11 of the federal bankruptcy laws and there can be no assurances regarding the impact of such a process on the Company's stakeholders. The Company continues to explore all available alternatives as of the date of this filing.

        Based on the Company's current operations, it likely will not have sufficient liquidity to fund ongoing operations beyond the end of the fourth quarter of this fiscal year. Moreover, the Company's ability to fund continuing operations through that timeframe could be further adversely affected by various circumstances, including further decreases in anticipated sales, employee turnover, further liquidity restrictions by vendors, and other circumstances outside of the Company's immediate and direct control.

        In light of the Company's current operating results and the amount of funding required to conduct its operations, the Company believes that additional financing from the capital markets may be difficult to obtain. Accordingly, there can be no assurance that the Company will continue as a going concern and the Company may need to seek relief under federal bankruptcy protection as described above.

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

        In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which superceded SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose was to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements and to rescind the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (FAQ) issued with SAB No. 101. Selected portions of the FAQ have been incorporated into SAB No. 104. The adoption of SAB 104 did not have a material effect on the Company's consolidated financial position or results of operations.

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

        For the three- and nine-month periods ended October 31, 2004 and 2003, no options or restricted stock were included in the computation of diluted net loss per share because the Company reported a loss from continuing operations. For the three months ended October 31, 2004 and 2003, there were zero and 228,379 shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented. For the nine months ended October 31, 2004 and 2003, there were 19,741 and 180,319 shares, respectively, that were excluded.

Stock-Based Compensation

        Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), establishes accounting and reporting standards for stock based employee compensation plans, as amended. As permitted by SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations, in accounting for its employee stock options. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148), which amends SFAS 123 to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 25, "Interim Financial Reporting," to require disclosure in the significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income in annual and interim financial statements. The Company has implemented all required disclosures of SFAS 148 in the accompanying consolidated financial statements.

        The Company's pro forma information, in thousands except per share data, amortizing the fair value of the options over their vesting period, is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net loss as reported	$(6,504)	$(6,215)	$(31,118)	$(9,459)
SFAS 123 compensation expense, net of tax	(367)	(344)	(1,132)	(1,060)

Pro forma net loss	$(6,871)	$(6,559)	$(32,250)	$(10,519)

Basic and diluted loss per share as reported	$(.43)	$(.42)	$(2.09)	$(.65)
Pro forma basic and diluted loss per share	$(.46)	$(.45)	$(2.16)	(.72)

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

Allowance for Doubtful Accounts

        The Company's accounts receivable represents amounts due from its vendors, purchases on account for its commercial and builder accounts, amounts due from third-party financing contracts, and credit card receivables. The Company's allowance for doubtful accounts was $1.0 million as of October 31, 2004 and January 31, 2004.

Inventories and Cost of Goods Sold

        Inventories, which include purchased goods, including freight, are stated at the lower of cost (weighted average cost) or market. The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values. Advance payments to vendors to release inventory for shipment is classified as inventory, prior to title passing. Inventories were comprised of the following:

	October 31, 2004	January 31, 2004
Merchandise inventory on hand	$123,366	$116,010
Advance payments	8,207	—
Allowance for obsolescence	(1,578)	(2,135)

Merchandise inventory, net	$129,995	$113,875

        Cost of goods sold includes purchased goods, including freight, and warehousing costs, including depreciation, payroll, freight, and utilities.

Long-Lived Assets

        Long-lived assets, including property and equipment, management information system costs and goodwill, are reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. The Company is required to perform an annual impairment test of goodwill in accordance with Statement of Financial Accounting Standard Statement No. 142, "Goodwill and Intangibles." Additionally, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), addresses impairment with respect to the Company's property and equipment and capitalized management information system assets. Under SFAS 144, the Company is required to recognize an impairment loss when estimated future undiscounted cash flows expected to result from the use of these assets and their value upon disposal are less than their carrying amount. During the quarter ended July 31, 2004, the Company recognized a pre-tax asset impairment charge of $857,000 for the write down of three store locations. No impairment was indicated in the quarter ended October 31, 2004.

Advertising Costs and Cooperative Programs

        In accordance with AICPA Statement of Position 93-7, "Reporting on Advertising Costs," all advertising costs are deferred until the first time the advertising takes place. The Company reduces advertising expense with cooperative advertising from its vendors. Cooperative advertising payments vary with individual programs and with individual vendors.

        In November 2002 and subsequently clarified in March 2003, the EITF reached a consensus on Issue No. 02-16, "Accounting by Customer (including a Reseller) for Certain Consideration Received from a Vendor" (EITF 02-16). EITF 02-16 addresses two specific issues related to the classification of consideration received from a vendor (cooperative advertising payment) by the Company in its income statement. Issue 1 of EITF 02-16 addresses the circumstances under which cash consideration received from a vendor by the Company should be considered (a) an adjustment of the prices of the vendor's products or services and, therefore, characterized as a reduction of cost of sales when recognized in the Company's income statement, (b) an adjustment to a cost incurred by the Company and, therefore, characterized as a reduction of that cost when recognized in the Company's income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the Company's income statement. Issue 1 of EITF 02-16 was effective for new arrangements or modifications of existing arrangements entered into after December 31, 2002, although early adoption was permitted. Issue 2 of EITF 02-16 discusses when the Company should recognize the rebate and how the Company should measure the amount of the offer when a vendor offers the Company a rebate or refund of a specified amount of cash consideration that is payable only if the Company completes a specified cumulative level of purchases or remains a customer for a specified time period. Issue 2 of EITF 02-16 was effective for arrangements entered into after November 21, 2002.

        The amounts of the Company's cooperative advertising receivable, in thousands, at October 31, 2004 and January 31, 2004 are as follows:

	October 31, 2004	January 31, 2004
Cooperative advertising receivable	$15,134	$13,602

        The amounts of cooperative advertising, in thousands, that are being netted against advertising expense for the three and nine months ended October 31, 2004 and 2003 are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Gross advertising expense	$10,728	$16,204	$38,127	$43,471
Cooperative advertising	(6,060)	(8,379)	(22,417)	(25,126)

Net advertising expense	$4,668	$7,825	$15,710	$18,345

2. Recently Issued Accounting Standards

Inventory Costs (SFAS 151)

        In November, 2004, the FASB issued Statement No. 151, "Inventory Costs." SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for inventory costs. The provisions of this statement are effective beginning after June 15, 2005, although early application is permitted. The impact of this statement on the Company's financial position, results of operations and cash flows has not been determined.

Proposed FASB amending treatment of Stock-Based Compensation

        The proposed statement would amend FASB Statement No. 123, Accounting for Stock-Based Compensation, and would likely be known as FASB Statement No. 123, Share-Based Payment (Revised 2004), and be effective for periods beginning after June 15, 2005. Accordingly, if adopted, this guidance would be effective for the Company in the quarter ending October 31, 2005. The proposed statement provides various transition methods, all resulting in recognizing stock-based compensation, if applicable, in the statement of operations. The impact of this proposed statement on the Company's financial position, results of operations and cash flows has not been determined.

Consolidation of Variable Interest Entities (FIN 46)

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), an interpretation of Accounting Research Bulletin No. 51, to address the consolidation issues around certain types of entities, including variable interest entities ("VIE"). FIN 46 requires a VIE to be consolidated if the Company's variable interest (e.g. investment in the entity) will absorb a majority of the entity's expected losses and/or residual returns if they occur. The consolidation requirements of FIN 46 were originally applicable to the Company in the third quarter of fiscal 2004 for any variable interest entity formed after January 31, 2003. The FASB deferred the implementation date until January 1, 2004 for special purpose entities and until March 31, 2004 for all other entities that existed prior to February 1, 2003. The implementation of the provisions of FIN 46 did not have any material impact on the Company's financial position, results of operations or cash flows.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150)

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150), as amended. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for financial instruments that represent, or are indexed to, an obligation to buy back the issuer's shares, regardless whether the instrument is settled on a net-cash or gross physical basis. This includes mandatorily redeemable equity instruments, written options that give the counterparty the right to require the issuer to buy back shares, and forward contracts that require the issuer to purchase shares. Additionally, SFAS 150 requires liability classification for obligations that can be settled in shares and meet certain additional criteria. SFAS 150 was effective immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that existed as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The implementation of the provisions of SFAS 150 did not have any material impact on the Company's financial position, results of operations or cash flows.

3. Income Taxes

        During the quarter ended April 30, 2004, the Company determined it was more likely than not that prior year and current year tax assets would be realized. Based on the Company's operating results during the second quarter and revised projections for the second half of fiscal 2005, the Company recorded an income tax expense of $6.9 million during the quarter ended July 31, 2004, which represented the reversal of previously recorded income tax benefits. Management currently believes that it is more likely than not that the net deferred tax asset will not be realized; therefore, a valuation allowance for the net deferred tax asset is still necessary at October 31, 2004.

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

        The Company entered into the Amended Credit Agreement to provide additional liquidity and to amend its financial covenants. The Amended Credit Agreement amends the covenant regarding minimum Covenant EBITDA (as defined below) by reducing the required Covenant EBITDA targets starting in June 2004 and replacing the Covenant EBITDA covenant effective July 2005 with a new fixed charge coverage ratio covenant. As of October 31, 2004, the Company was in compliance with all loan covenants. If future financial operating results fall short of the Company's financial forecast and result in a financial covenant violation that the Company is unable to have waived, the Company's lenders could demand immediate repayment of outstanding amounts under the Amended Credit Agreement. Under such circumstances, the amounts outstanding under the Amended Credit Agreement would be reclassified from a long-term liability to a current liability in the Company's consolidated balance sheet.

        Borrowings under the Amended Credit Agreement are secured by a mortgage on the Company's Thornton, Colorado, facility and by the Company's inventories, bank accounts, accounts receivable, equipment, intangibles, negotiable instruments, investment property, intellectual property and equity interests in its subsidiaries.

        The Amended Credit Agreement includes negative covenants that place restrictions on the Company's ability to: incur additional indebtedness; create liens or other encumbrances on the Company's and its subsidiaries' assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; declare dividends; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; and change the Company's business materially. The Amended Credit Agreement also contains financial covenants regarding maximum capital expenditures and minimum Covenant EBITDA. Covenant EBITDA, as to any fiscal period, is defined as consolidated net earning (or loss), minus extraordinary gains, plus non-cash impairment losses, interest expense, income taxes, and depreciation and amortization for such period, as determined in accordance with Generally Accepted Accounting Principles ("GAAP"). Reconciliations of the Company's net loss and cash flows from operating activities to Covenant EBITDA, a non-GAAP financial measure, are provided in Item 2. For purposes of the covenant, the Company's Covenant EBITDA is calculated on a cumulative monthly basis beginning April 1, 2004 and continuing through January 31, 2005 and, thereafter, on a trailing twelve-month basis through the period ended June 30, 2005. The minimum Covenant EBITDA amounts are as follows:

Applicable Amount:	Reference Period:
$(2,500,000)	April 30, 2004
$(3,500,000)	May 31, 2004
$(6,000,000)	June 30, 2004
$(6,500,000)	July 31, 2004
$(5,500,000)	August 31, 2004
$(5,000,000)	September 30, 2004
$(6,000,000)	October 31, 2004
$(3,000,000)	November 30, 2004
$7,500,000	December 31, 2004
$10,000,000	Any month ending thereafter through June 30, 2005, subject to adjustment

        Commencing on January 1, 2005, Wells Fargo, in its capacity as agent, may increase the minimum Covenant EBITDA amounts to 85% of the Company's projected Covenant EBITDA for each month through June 30, 2005, based on the projections delivered by the Company.

        Commencing with the period ended July 31, 2005 and each month thereafter, the financial covenant will be based on a Fixed Charge Coverage Ratio (defined as Covenant EBITDA less capital expenditures and less income taxes paid in cash, divided by the sum of interest expense plus debt service payments and distributions). The covenant requires the Fixed Charge Coverage Ratio to be at least 1.10 to 1.00.

        Borrowings under the Revolving Credit Facility are limited to: (a) the lesser of (i) 85% (90% from April to June) of the net realizable value of the Company's inventories and (ii) 75% of the cost of the Company's inventories; minus (b) availability reserves (as determined by Wells Fargo); minus (c) a $10 million availability block (which amount could be increased, as discussed below); plus (d) 60% of the fair market value of the Company's Thornton, Colorado, facility; plus (e) 85% of eligible credit card receivables. Amounts borrowed bear interest, payable monthly, based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo's prime rate plus 0.0% to 0.5%. In addition, the Company pays a 0.25% unused line fee and a 1.5% fee on outstanding letters of credit. The Company had $1.6 million of undrawn letters of credit at October 31, 2004.

        The Term Loan Facility bears interest at the rate of prime (defined as Wells Fargo's prime rate) plus 7.25%. The interest rate at October 31, 2004 was 12.00%. Interest on the Term Loan Facility is payable on the first day of each month. If the borrowing base calculation for the Term Loan Facility is less than the borrowing base calculation for the Revolving Credit Facility, the availability under the Revolving Credit Facility would be limited by the amount of such shortfall. If this limitation on availability occurs, the Company's effective interest rate would be higher. The borrowing base for the Term Loan Facility is calculated as follows: (a) the lesser of (i) 100.5% of the net realizable liquidation value of the Company's inventories and (ii) 80% of the cost of the Company's inventories; minus (b) availability reserves (as determined by Back Bay); minus (c) a $10 million availability block (which amount could be increased, as discussed below); minus (d) the principal amount outstanding under the Term Loan Facility; plus (e) 60% of the fair market value of the Company's Thornton, Colorado, facility; plus (f) 85% of eligible credit card receivables.

        The Company may not prepay the Term Loan Facility in full without first prepaying the Revolving Credit Facility in full; except that the Company may prepay $3.0 million of the Term Loan Facility between May 2, 2005 through and including August 30, 2005, and between May 2, 2006 through and including August 30, 2006, if certain financial targets are met.

        The Amended Credit Agreement has an availability block of $10.0 million, which reduces the amount of funds available under the Revolving Credit Facility. The Company's financial projections for fiscal 2006, as required, were delivered to its lenders by November 1, 2004. The Company's lenders accepted the projections, so the availability block was not increased by $3.0 million. In addition, the Company's lenders may assess additional reserves at their discretion. On December 10, 2004, the lenders increased the discretionary reserve on customer deposits, which reduces the availability, from 25% of customer deposits ($2.0 million at October 31, 2004) to 50% ($5.7 million at December 15, 2004), with an increase to 100% by the end of fiscal 2005. As of October 31, 2004, under the Revolving Credit Facility, the Company had an outstanding balance of $68.3 million, a borrowing capacity of $80.3 million (subject to borrowing base limitations) and an availability of $10.5 million. As of December 15, 2004, under the Revolving Credit Facility, the Company had an outstanding balance of $77.3 million, a borrowing capacity of $92.8 million and an availability of $13.9 million. The Company's outstanding balance under the Term Loan Facility was $13.0 million at October 31, and December 15, 2004.

5. Contingencies

        In re Ultimate Electronics, Inc. Securities Litigation. On April 7, 2003, Howard Fisher filed a complaint against the Company and three of its officers and directors in the United States District Court for the District of Colorado. The complaint is a purported class action lawsuit on behalf of purchasers of the Company's common stock during the period between March 13, 2002 and August 8, 2002. As initially filed, the complaint sought damages for alleged violations of Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. On May 30, 2003, the Company moved to dismiss all claims asserted in the complaint. The Alaska Electrical Pension Fund ("AEPF"), which had been appointed as the lead plaintiff to represent the putative plaintiff class, responded to the Company's motion to dismiss by filing an amended complaint on August 11, 2003. In the amended complaint, AEPF asserts claims against the Company and all of the Company's directors during the relevant period for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act. AEPF asserts that the prospectus, dated April 30, 2002, for the Company's 2002 public offering of common stock failed to disclose material facts that were required to be disclosed and contained false and misleading statements. The amended complaint seeks to recover unspecified monetary damages, an award of rescission or rescissory damages and an award of attorneys' fees, costs and prejudgment and post-judgment interest. On September 11, 2003, the Company moved to dismiss all claims asserted by AEPF in the amended complaint. On September 27, 2004, the court granted the motion in part and dismissed the Section 12(a)(2) claims and certain claims brought under Section 11. The court denied the motion as to other Section 11 claims and the Section 15 claim. On October 18, 2004, the Company filed an answer generally denying the claims asserted in the complaint. The Company believes the lawsuit is without merit and intends to defend the matter vigorously.

        The Company received approval from the Internal Revenue Service ("IRS") to change its inventory method for tax purposes from lower of cost or market to the retail inventory method, for its year ended January 31, 1998. The change in method resulted in approximately $3.4 million of additional deductions which, under tax law, would be phased in over a four year period. The IRS selected the 1998 tax return for audit. The IRS disagreed with the methodology employed by the Company and, in the third quarter of fiscal 2005, proposed to disallow the retail inventory method resulting in a proposed additional $1 million tax liability, to which interest and penalties may also apply. The Company is working to respond to the IRS proposal. Additionally, if the retail inventory method is disallowed by the IRS, there may be an impact on other tax years. Accordingly, the amount of loss can not be reasonably estimated and no amounts have been reflected in the accompanying condensed consolidated financial statements.

6. Subsequent Event

        On December 10, 2004, the Company's lenders notified the Company that they would be requiring significant additional reserves against availability of funds under the Credit Facility, commencing December 10, 2004 and increasing those reserves through January 31, 2005. See Notes 1 and 4.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Ultimate Electronics is focused on the mid- to high-end audio, video, television and mobile electronics products sold by a knowledgeable and commissioned sales force. We offer approximately 5,500 SKU's at a wide range of price points representing approximately 130 brands, including a broad presentation of the most popular names, a large selection of limited-distribution, upscale brands and lines, and a robust selection of DVD titles and accessories. We have continued our efforts to reduce the amount of core product SKU's that we carry, but these decreases have been offset by the increase in DVD titles and accessories. We emphasize products with the latest technology by dedicating significant resources to their promotion, advertising, merchandising and related product training.

Recent Events

        In fiscal 2005, we expanded our revolving credit facility from $80 million to $100 million and entered into a $13 million term loan facility, to provide additional liquidity. Based on continued deterioration in fourth quarter sales trends, we anticipate that we will be in violation of one or more covenants under our credit facility during the fourth quarter of fiscal 2005. Although we intend to seek a waiver from our lenders relating to any potential loan covenant violation(s), our lenders may not grant such waiver. If such violation occurs, and is not corrected or waived by the lenders, this could be considered an event of default. No notice of default has been received as of December 15, 2004. If such an event occurs, the entire amount of the $81.3 million credit facility could become immediately due and payable.

        On December 10, 2004, our lenders notified us that they would be requiring significant additional reserves against availability of funds under the credit facility, commencing December 10, 2004 and increasing those reserves through January 31, 2005. Availability on the revolving credit facility is generally limited by inventory values, a $10 million availability block (which could be increased at the discretion of the lenders) and certain other reserves established at the discretion of the lenders. Our liquidity is also impacted by the credit lines and payment terms with our vendors. In the third quarter of fiscal 2005, certain of our vendors reduced credit lines or shortened payment terms, and since December 10, 2004, substantially all of our major vendors have eliminated our credit lines and are requiring advance payments.

        We have concluded that the continued sales decline, the requirement for additional reserves and the potential loan covenant violation(s) raise substantial doubt about our ability to continue as a going concern. We are examining all of our strategic alternatives, including a potential reorganization of our business. We have retained an investment bank to assist in obtaining additional financing. In addition, we are considering the following to improve our financial condition, liquidity and results of operations:

  •
  Refining our turnaround strategy to improve sales and reduce costs;

  •
  Seeking a reduction in overall rent expense by negotiating with certain of our lessors;

  •
  Closing certain underperforming stores to increase liquidity to other stores and reduce selling, general and administrative expenses;

  •
  Limiting capital expenditures to existing commitments;

  •
  Entering into strategic alliances or business combinations; or

  •
  Sales of all or a substantial part of its assets.

        The Company and its investment bank are actively engaged in discussions with numerous parties regarding its strategic alternatives. Although the Company cannot predict the outcome of these discussions, it may seek to enter into a transaction in the near future to avoid exhausting its remaining cash balances. It is also possible that such a transaction could be consummated in conjunction with a filing for protection under Chapter 11 of the federal bankruptcy laws. There can be no assurances, however, as to when such a transaction might be consummated, if at all, nor can there be any assurances regarding the potential impact of such a transaction on the Company's stakeholders. In the event that such a transaction is not entered into in the near future, it is possible that the Company will be required to seek protection under Chapter 11 of the federal bankruptcy laws and there can be no assurances regarding the impact of such a process on the Company's stakeholders. The Company continues to explore all available alternatives as of the date of this filing.

        Based on the Company's current operations, it likely will not have sufficient liquidity to fund ongoing operations beyond the end of the fourth quarter of this fiscal year. Moreover, the Company's ability to fund continuing operations through that timeframe could be further adversely affected by various circumstances, including further decreases in anticipated sales, employee turnover, further liquidity restrictions by vendors, and other circumstances outside of the Company's immediate and direct control.

        In light of the Company's current operating results and the amount of funding required to conduct its operations, the Company believes that additional financing from the capital markets may be difficult to obtain. Accordingly, there can be no assurance that the Company will continue as a going concern and the Company may need to seek relief under federal bankruptcy protection as described above.

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

        In early fiscal 2005, we adopted a number of sales, marketing, operational and cost initiatives to redefine our position in the market place with consumers; to improve our sales, operating and financial performance; and to improve our overall liquidity. We believed we could realize improved operating results from the implementation of our initiatives in the second quarter of fiscal 2005; however, our initiatives have taken longer to generate improvements than we had anticipated. Our initiatives and the progress we have made to date are discussed below.

        Conserving Capital.    We plan to limit our capital expenditures for fiscal 2005 to approximately $6.0 million. We intend to focus the approximately $2.0 million of remaining capital expenditures for fiscal 2005 on enhancements of our management information system and in-store projects tied to merchandising initiatives.

        Reducing Selling, General and Administrative Expenses.    Throughout fiscal 2005, we reduced selling, general and administrative expenses through staff reductions and by focusing on cost containment in all other selling, general and administrative expenses. We expect to recognize additional savings through the remainder of fiscal 2005 through efficiencies in our marketing programs, further improvements to our core business processes and additional cost containment strategies.

        Focusing on Our Customer.    We continue to focus on enhancing the overall experience of our customers by expanding our value added services, including installation, red carpet delivery and repair services. In the first quarter of fiscal 2005, we introduced a new store management structure designed to focus our store employees on improving execution. One portion of this change was the addition of an installation manager at each store whose presence is designed to focus its store employees on improving execution. Long term, we believe our new management structure will allow us to provide our customers with enhanced customer service and additional, value-added services; thereby providing our employees with stronger and more effective leadership. We have also begun formal management training to enhance the skill set of our store managers. Finally, we have begun the active recruitment of store managers from sources outside our company.

        Improving Company-Wide Execution.    We have improved execution by optimizing our management information system. The problems we experienced with our management information system, specifically in the areas of inventory, logistics, distribution and store reporting, hurt our sales and operating performance during the second half of fiscal 2004 and first quarter of fiscal 2005. During fiscal 2005, we worked on correcting our system issues by, among other things, implementing critical application fixes, improving the accuracy of inventory, deploying an information technology steering committee and enhancing the formal systems management process. We believe we have resolved these system issues and are now using our system to drive improved financial performance throughout our company. During the third quarter of fiscal 2005, our conversion rate of store traffic to sales improved, which we believe resulted from our more focused marketing strategy and improved store-level execution. We continue to focus on merchandise selection, inventory management and store level execution, including tightening our controls around store-based discounting practices.

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

        Capitalizing on New Sales Opportunities.    We have expanded our sales opportunities during fiscal 2005 as follows: (i) expanding our relationships with home builders; (ii) entering into new partnerships with media content service providers such as cable companies; (iii) adding additional DVD software titles and the Apple iPod merchandise line; (iv) expanding accessory solutions within all of our core categories; (v) evaluating product categories and expanded services; and (vi) implementing newly developed customer-service initiatives.

        Redefining Our Business Strategy.    Our aggressive expansion plan and difficult system conversion diverted our management's focus from responding to the shifting marketplace created by the entrance of Wal-Mart and the repositioning of Best Buy. In response to the changes in the marketplace, we are redefining the Company as the "best do it for you" retailer by refocusing our selection of mid- to high-end products, expanding and emphasizing our unique array of value-added services and evaluating new product categories, including the emerging computer-based convergence category.

        Expanding Audio Sales.    Industry sales of higher margin home audio and mobile audio products have declined substantially over the last two years. In response, we have expanded our sales through partnerships with additional home builders. We offer structured wiring and home entertainment sales and services to home builders and new home buyers. In addition, we are implementing full solution merchandising in our core categories and evaluating new product categories.

        Improving Marketing Campaign.    During the last two years, our marketing campaign aggressively promoted existing product categories in an effort to increase store traffic. This marketing campaign, however, failed to increase store traffic and, instead, generated reduced margins with no incremental revenue increase. We have made changes to our marketing programs designed to target our profile customer with greater frequency and efficiency and to deliver a more complete message regarding our value-added services.

Significant Accounting Policies

        Our significant accounting policies are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2004, and are unchanged in the current year, except as follows. We believe that the estimation process associated with determining the income tax expense and potential benefit and the associated deferred tax assets and liabilities is a significant accounting policy. Management currently believes that it is more likely than not that the net deferred tax asset will not be realized; therefore, a valuation allowance for the net deferred tax asset was established in the second quarter of 2005, and is still necessary at October 31, 2004.

Results of Operations

        Sales.    Sales for the three months ended October 31, 2004 decreased 1.6% to $157.2 million from $159.7 million for the three months ended October 31, 2003. Sales for the nine months ended October 31, 2004 decreased 1.5% to $462.5 million from $469.6 million for the nine months ended October 31, 2003. Comparable store sales were down 8% and 9% for the three and nine months ended October 31, 2004, respectively. Sales decreased due to traffic declines driven by residual impacts from the issues identified in our turnaround strategy and shifting competitive pressures. Sales were favorably impacted by the improvement in our conversion rate of store traffic to sales. We consider comparable store sales to be sales for stores open at least 13 months and exclude (i) sales for stores recently relocated and expanded until 13 months after completion and (ii) sales for stores in new markets until 13 months after 75% of the initial number of stores planned for the market have opened. Our comparable store sales also include sales from our specialty markets division, builder division and distribution centers. As of October 31, 2004, 57 of the 65 stores we had open were considered comparable stores.

        Third quarter and year-to-date sales by category were as follows:

	Three Months Ended		Nine Months Ended
Category	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003
Merchandise
Television/DBS	50%	49%	47%	44%
Audio	18%	16%	18%	17%
Video/DVD	10%	12%	12%	13%
Mobile	6%	8%	8%	10%
Home Office	1%	2%	1%	3%
Other	4%	4%	4%	5%
Non-merchandise
Installation/Delivery Services	5%	4%	5%	4%
Extended Warranty Contracts	4%	4%	3%	3%
Repairs Services	2%	1%	2%	1%

        Gross Profit.    Gross profit for the three months ended October 31, 2004 increased 3.2% to $54.7 million (34.8% of sales) from $53.0 million (33.2% of sales) for the three months ended October 31, 2003. Gross profit margin for the three month period ended October 31, 2004 improved compared to prior year due to better store level execution and vendor payment discounts, with the largest gains being seen from sales in the Television and Installation and Repair Services categories, which generate higher margins. Gross profit for the nine months ended October 31, 2004 decreased

2.2% to $152.7 million (33.0% of sales) from $156.1 million (33.2% of sales) for the nine months ended October 31, 2003. Gross profit margin for the nine month period ended October 31, 2004 held steady compared to prior year as the Company's turnaround strategy, implemented in the first half of fiscal 2005, began to show results in the third quarter.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended October 31, 2004 were $60.2 million (38.3% of sales) compared to $62.9 million (39.4% of sales) for the three months ended October 31, 2003. The net dollar decrease was primarily due to reduced advertising and selling expenses ($4.6 million) offset by the impact of higher rent and depreciation ($1.7 million). Selling, general and administrative expenses for the nine months ended October 31, 2004 were $179.9 million (38.9% of sales) compared to $171.2 million (36.4% of sales) for the nine months ended October 31, 2003. The net dollar increase was primarily due to the impact of higher rent, depreciation and impairments ($7.1 million), and other increases due to the seven new stores ($8.3 million), offset by a reduction in advertising and selling expenses ($6.6 million).

        Loss from Operations.    As a result of the foregoing, our loss from operations decreased to $5.5 million (3.5% of sales) for the three months ended October 31, 2004 compared to a loss from operations of $9.9 million (6.2% of sales) for the three months ended October 31, 2003. For the nine months ended October 31, 2004, we recorded a loss from operations of $27.2 million (5.9% of sales) compared to a loss from operations of $15.1 million (3.2% of sales) for the nine months ended October 31, 2003.

        Interest Expense.    We recorded interest expense of $983,000 and $2.2 million for the three and nine months ended October 31, 2004, respectively, compared to interest expense of $105,000 and $194,000 for the three and nine months ended October 31, 2003, respectively. The increases were due to (i) higher average amounts outstanding on our revolving credit facility, (ii) an increase in market rates, which increased our base interest rate on the revolving credit facility, (iii) borrowing on our term loan facility, and (iv) a significantly higher interest rate on our term loan facility than the revolving credit facility.

        Income Taxes.    Our historical effective tax rate has been 38.0%. However, for the quarter we recognized no income tax expense and for the nine months ended October 31, 2004, we recorded income tax expense of $1.7 million, resulting from establishing a valuation allowance on our net deferred tax asset. We recognized income tax benefits of $3.8 million and $5.8 million, respectively, for the quarter and nine months ended October 31, 2003. During the quarter ended April 30, 2004, we determined it was more likely than not that prior year and current year tax assets would be realized. Based on our operating results during the second quarter and revised projections for the second half of fiscal 2005, we recorded an income tax expense of $6.9 million during the quarter ended July 31, 2004, which amount represents the reversal of previously recorded income tax benefits. Management currently believes that it is more likely than not that the net deferred tax asset will not be recognized; therefore, a valuation allowance for the net deferred tax asset is still necessary at October 31, 2004.

        We received approval from the Internal Revenue Service ("IRS") to change our inventory method for tax purposes from lower of cost or market to the retail inventory method, for the year ended January 31, 1998. The change in method resulted in approximately $3.4 million of additional deductions which, under tax law, would be phased in over a four year period. The IRS selected the 1998 tax return for audit. The IRS disagreed with the methodology employed by us and in the third quarter of fiscal 2005 proposed to disallow the retail inventory method resulting in a proposed additional $1 million tax liability, to which interest and penalties may also apply. We are working to respond to the IRS proposal. Additionally, if the retail inventory method is disallowed by the IRS, there may be an impact on other tax years. Accordingly, the amount of loss can not be reasonably estimated and no amounts have been reflected in the accompanying condensed consolidated financial statements.

        Net Loss.    Our net loss was $6.5 million and $31.1 million for the three and nine months ended October 31, 2004, compared to a net loss of $6.2 million and $9.5 million for the three and nine months ended October 31, 2003, respectively, for the reasons described above.

Liquidity and Capital Resources

        On December 10, 2004, our lenders notified us that they would be requiring significant additional reserves against availability of funds under the credit facility, commencing December 10, 2004 and increasing those reserves through January 31, 2005. Availability on the revolving credit facility is generally limited by inventory values, a $10 million availability block (which could be increased at the discretion of the lenders) and certain other reserves established at the discretion of the lenders. Our liquidity is also impacted by the terms with our vendors. In the third quarter of fiscal 2005, certain of our vendors reduced credit lines or shortened payment terms and have the ability to place further restrictions on credit lines and payment terms.

        Based on continued deterioration in fourth quarter sales trends, we anticipate that we will be in violation of one or more covenants under our credit facility during the fourth quarter of fiscal 2005. Although we intend to seek a waiver from our lenders relating to any potential loan covenant violation(s), our lenders may not grant such waiver. If such violation occurs, and is not corrected or waived by the lenders, this could be considered an event of default. No notice of default has been received as of December 15, 2004.

        We have concluded that the continued sales decline, the requirement for additional reserves and the potential loan covenant violation(s) raise substantial doubt about our ability to continue as a going concern. In response, we have retained an investment bank to assist in obtaining additional financing of at least $25.0 million. The amount of additional funding necessary will depend upon several factors, including, but not limited to, our ability to amend or obtain a waiver if a covenant default should occur; our success at obtaining lease concessions, cost savings from store closures and refining our turnaround strategy to generate sufficient cash flow from operations; and managing our relationship with vendors and suppliers in order to maintain adequate inventory and liquidity levels. There can be no assurance that we will be able to obtain additional financing on acceptable terms, or at all.

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

        Due to the significant reserves placed by our lenders against our availability of funds, and the current trend in sales and operating results, we believe that, without additional financing, by the end of fiscal 2005 we will be unable to maintain our operations and fund working capital and capital expenditures with cash on hand, projected cash flow from operations and anticipated availability under our lines of credit. If an event of default under our credit facility occurs, the entire amount of the $81.3 million debt facility could become immediately due and payable. If such violation is not cured by amendment or waived by our lenders, we may need to seek protection under Chapter 11 of the federal bankruptcy laws.

        Historically, a number of our vendors have obtained insurance from a third party insurer on receivables from us. Following our earnings release on August 26, 2004, a credit insurer that was insuring some of these receivables decided it would no longer provide coverage to vendors for receivables from us. Subsequently, certain vendors have withheld seasonal increases in our credit lines, reduced our credit lines or shortened payment terms. In exchange for shortened payment terms and decreased credit lines, we have generally obtained increased discounts from our vendors. In response to the changes in the credit terms from our vendors, we increased borrowings under our Revolving Credit Facility to finance a large portion of our inventory build-up for the holiday selling season. In light of recent events, however, our borrowing capacity has diminished and since December 10, 2004, substantially all of our major vendors have eliminated our credit lines and are requiring advance payments..

        In the ordinary course of business, we evaluate the operating performance of each store. Currently, we anticipate closing two or three stores at the end of their lease terms, in fiscal 2006. This number may increase as we evaluate the benefit of closing certain underperforming locations.

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

        We entered into the Amended Credit Agreement to provide additional liquidity and to amend our financial covenants. The Amended Credit Agreement amends the covenant regarding minimum earnings before interest, taxes, depreciation and amortization ("Covenant EBITDA") by reducing the required Covenant EBITDA targets starting in June 2004 and replacing the Covenant EBITDA covenant effective July 2005 with a new fixed charge coverage ratio covenant. As of October 31, 2004, we were in compliance with all loan covenants. If future financial operating results fall short of our financial forecast and result in a financial covenant violation that we are unable to have waived, our lenders could demand immediate repayment of outstanding amounts under the Amended Credit Agreement. Under such circumstances, the amounts outstanding under the Amended Credit Agreement would be reclassified from a long-term liability to a current liability in our consolidated balance sheet. Reconciliations of the Company's net loss and cash flows from operating activities to Covenant EBITDA, a non-GAAP financial measure, are provided below.

        Borrowings under our Amended Credit Agreement are secured by a mortgage on our Thornton, Colorado, facility and by our inventories, bank accounts, accounts receivable, equipment, intangibles, negotiable instruments, investment property, intellectual property and equity interests in our subsidiaries.

        The Amended Credit Agreement includes negative covenants that place restrictions on our ability to: incur additional indebtedness; create liens or other encumbrances on our and our subsidiaries' assets; make loans, enter into letters of credit, guarantees, investments and acquisitions; sell or otherwise dispose of assets; declare dividends; cause or permit a change of control; merge or consolidate with another entity; make negative pledges; and change our business materially. The Amended Credit Agreement also contains financial covenants regarding maximum capital expenditures and minimum Covenant EBITDA. Covenant EBITDA, as to any fiscal period, is defined as consolidated net earning (or loss), minus extraordinary gains, plus non-cash impairment losses, interest expense, income taxes, and depreciation and amortization for such period, as determined in accordance with Generally Accepted Accounting Principles ("GAAP"). For purposes of the covenant, our Covenant EBITDA is calculated on a cumulative monthly basis beginning April 1, 2004 and continuing through

January 31, 2005 and, thereafter, on a trailing twelve-month basis through the period ended June 30, 2005. The minimum Covenant EBITDA amounts are as follows:

Applicable Amount:	Reference Period:
$(2,500,000)	April 30, 2004
$(3,500,000)	May 31, 2004
$(6,000,000)	June 30, 2004
$(6,500,000)	July 31, 2004
$(5,500,000)	August 31, 2004
$(5,000,000)	September 30, 2004
$(6,000,000)	October 31, 2004
$(3,000,000)	November 30, 2004
$7,500,000	December 31, 2004
$10,000,000	Any month ending thereafter through June 30, 2005, subject to adjustment

        Commencing on January 1, 2005, Wells Fargo, in its capacity as agent, may increase the minimum Covenant EBITDA amounts to 85% of our projected Covenant EBITDA for each month through June 30, 2005, based on the projections we deliver to our lenders.

        Commencing with the period ended July 31, 2005 and each month thereafter, the financial covenant will be based on a Fixed Charge Coverage Ratio (defined as Covenant EBITDA less capital expenditures and less income taxes paid in cash, divided by the sum of interest expense plus debt service payments and distributions). The covenant requires the Fixed Charge Coverage Ratio to be at least 1.10 to 1.00.

        Borrowings under the Revolving Credit Facility are limited to: (a) the lesser of (i) 85% (90% from April to June) of the net realizable value of our inventories and (ii) 75% of the cost of our inventories; minus (b) availability reserves (as determined by Wells Fargo); minus (c) a $10 million availability block (which amount could be increased, as discussed below); plus (d) 60% of the fair market value of our Thornton, Colorado, facility; plus (e) 85% of eligible credit card receivables. Amounts borrowed bear interest, payable monthly, based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo's prime rate plus 0.0% to 0.5%. In addition, we pay a 0.25% unused line fee and a 1.5% fee on outstanding letters of credit. We had $1.6 million of undrawn letters of credit at October 31, 2004.

        The Term Loan Facility bears interest at the rate of prime (defined as Wells Fargo's prime rate) plus 7.25%. The interest rate at October 31, 2004 was 12.00%. Interest on the term loan is payable on the first day of each month. If the borrowing base calculation for the Term Loan Facility is less than the borrowing base calculation for the Revolving Credit Facility, the availability under the Revolving Credit Facility would be limited by the amount of such shortfall. If this limitation on availability occurs, our effective interest rate would be higher. The borrowing base for the Term Loan Facility is calculated as follows: (a) the lesser of (i) 100.5% of the net realizable liquidation value of our inventories and (ii) 80% of the cost of our inventories; minus (b) availability reserves (as determined by Back Bay); minus (c) a $10 million availability block (which amount could be increased, as discussed below); minus (d) the principal amount outstanding under the Term Loan Facility; plus (e) 60% of the fair market value of our Thornton, Colorado, facility; plus (f) 85% of eligible credit card receivables.

        We may not prepay the Term Loan Facility in full without first prepaying the Revolving Credit Facility in full; except that we may prepay $3.0 million of the Term Loan Facility between May 2, 2005 through and including August 30, 2005, and between May 2, 2006 through and including August 30, 2006, if certain financial targets are met.

        The Amended Credit Agreement has an availability block of $10.0 million, which reduces the amount of funds available under the Revolving Credit Facility. Our financial projections for fiscal 2006, as required, were delivered to our lenders by November 1, 2004. Our lenders accepted the projections, so the availability block was not increased by $3.0 million. In addition, our lenders may assess additional reserves in their discretion.

        As of October 31, 2004, under our Revolving Credit Facility, we had an outstanding balance of $68.3 million, a borrowing capacity of $80.3 million (subject to borrowing base limitations) and an availability of $10.5 million. The interest rate at October 31, 2004 was 5.0%. If our sales or operating results continue to decline, our inventory turns materially decrease or credit terms from our vendors are reduced further, we will have less amount available for borrowing.

        On December 10, 2004, the lenders increased the discretionary reserve on customer deposits from 25% ($2.0 million at October 31, 2004) to 50% ($5.7 million at December 15, 2004), with an increase to 100% by the end of fiscal 2005. As of December 15, 2004, under our Revolving Credit Facility, we had an outstanding balance of $77.3 million, a borrowing capacity of $92.8 million and an availability of $13.9 million. The outstanding balance under our Term Loan Facility was $13.0 million at December 15, 2004.

        Under the Amended Credit Agreement, Covenant EBITDA is required to be not less than negative $6.0 million as of October 31, 2004. As of October 31, 2004, Covenant EBITDA was negative $5.5 million. Below are reconciliations of Net Loss to Covenant EBITDA and Covenant EBITDA to Cash Flows from Operating Activities. We believe Cash Flows from Operating Activities is the most directly comparable GAAP measure to Covenant EBITDA:

NON-GAAP DISCLOSURES: RECONCILIATIONS OF NET LOSS AND CASH FLOWS FROM OPERATING ACTIVITIES TO COVENANT EBITDA(1)
(amounts in thousands)

Seven Month Period ended October 31, 2004(2)
(in thousands, unaudited)
Reconciliation of Net Loss to Covenant EBITDA
Net Loss	$(25,363)
Adjustments:
Extraordinary gain	—
Non-cash impairment loss(3)	7,745
Interest	1,804
Taxes(4)	(1,722)
Depreciation and amortization(5)	12,036

Covenant EBITDA	$(5,500)

Reconciliation of Covenant EBITDA to Cash Flows from Operating Activities
Covenant EBITDA	$(5,500)
Adjustments:
Interest	(1,804)
Net change in assets and liabilities	(1,278)

Cash flows from operating activities	$(8,582)

(1)
The term Covenant EBITDA is used herein only as part of the discussion of the Company's compliance with the financial covenants under its Fourth Amended and Restated Loan and Security Agreement (the "Credit Agreement"). For purposes of the Credit Agreement, Covenant

  EBITDA is defined as net earnings (or loss), minus extraordinary gains, plus non-cash impairment losses, interest expense, income taxes, and depreciation and amortization. For the seven- month period ended October 31, 2004, the Company's Covenant EBITDA of negative $5.5 million provided $0.5 million more than the required Covenant EBITDA of negative $6.0 million. The table above provides reconciliations of Net Loss to Covenant EBITDA and Covenant EBITDA to Cash Flows from Operating Activities, both measures of performance calculated and presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's management believes Cash Flows from Operating Activities is the most directly comparable GAAP measure to Covenant EBITDA.

(2)
The covenant measurement period is a cumulative calculation that begins with the one-month period ended April 30, 2004. Cash flows used in operating activities for the nine month period ended October 31, 2004 was $17.3 million, compared to $8.6 million for the seven-month period ended October 31, 2004. The Company had negative cash flows from operating activities during February and March 2004.

(3)
Includes an asset impairment charge of $0.9 million for three under-performing stores and a reversal of a previously recognized deferred tax benefit of $6.9 million (i.e. a deferred tax benefit of $5.1 million recognized in the first quarter ended April 30, 2004 and a deferred tax asset of $1.8 million as of January 31, 2004).

(4)
Amount represents the tax benefit recognized in the quarter ended April 30, 2004.

(5)
Excludes an asset impairment charge of $0.9 million for three under-performing stores.

        Net cash used in operating activities was $17.3 million for the nine months ended October 31, 2004, compared to net cash used in operating activities of $23.9 million for the nine months ended October 31, 2003, primarily related to a reduction in inventory ($15.0 million) and a higher net loss ($21.7 million).

        Net cash used in investing activities was $3.9 million for the nine months ended October 31, 2004, primarily for routine capital expenditures. Net cash used in investing activities was $30.1 million for the nine months ended October 31, 2003, primarily for new store growth and our management information system.

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

        Net cash provided by financing activities was $18.7 million for the nine months ended October 31, 2004 compared to net cash provided by financing activities of $52.3 million for the nine months ended October 31, 2003, primarily due to net borrowings under our revolving line of credit.

        We partner with a third-party finance company to provide our private label credit card. In January 2004, we amended and restated our agreement with our third-party finance company (as amended, the "Private Label Agreement"). The Private Label Agreement had a term of five years, expiring December 31, 2008. In connection with the amendment and restatement of our Private Label Agreement, we received an incentive bonus. The incentive bonus is subject to prorata repayment if the Private Label Agreement is terminated prior to December 31, 2008. As of October 31, 2004, this incentive bonus is reflected on our balance sheet, with the short-term portion reflected in "Accrued Liabilities" and the long-term portion reflected under "Other Liabilities." Furthermore, if the Private Label Agreement is terminated prior to December 31, 2005, we are obligated to repay an additional amount to our third-party finance company. Both amounts subject to repayment are amortized ratably over the life of the agreements as a reduction of bank fees included in our selling, general and administrative expenses. In the third quarter of fiscal 2005, the Private Label Agreement was extended through December 31, 2011, with no changes to the above terms.

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

Risk Factors

        Our business is subject to the risks set forth below. If any of the following risks, or other risks not presently known to us or that we currently believe not to be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. See also other risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

As a Result of Our Lenders Requiring Significant Additional Reserves Against Availability of Funds Under Our Credit Facility, Our Liquidity Has Been Significantly Impaired, We May Violate Certain Loan Covenants, We May Not Have Sufficient Cash to Meet Our Ongoing Operational and Capital Obligations, and Our Ability to Continue as a Going Concern Is Not Assured

        Our consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

        Based on continued deterioration in fourth quarter sales trends, we anticipate that we will be in violation of one or more covenants under our credit facility in the near term. We intend to seek a waiver from our lenders relating to any potential loan covenant violation(s); however, our lenders may not grant such a waiver. If such a violation occurs and is not corrected or waived by our lenders, this could be considered an event of default under our credit facility. If an event of default occurs, the entire amount of our $81.3 million facility could become immediately due and payable.

        Based on our current operations, we likely will not have sufficient liquidity to fund ongoing operations beyond the end of the fourth quarter of this fiscal year. Moreover, our ability to fund continuing operations through that timeframe could be further adversely affected by various circumstances, including further decreases in sales, employee turnover, further liquidity restrictions by our vendors and other circumstances outside of our immediate and direct control.

        In light of our current operating results and the amount of funding required to conduct our operations, we believe that additional financing from the capital markets may be difficult to obtain. Accordingly, there can be no assurance that we will continue as a going concern and we may need to seek relief under federal bankruptcy protection as described below.

As a Result of the Uncertainty Surrounding Our Ability to Continue as a Going Concern, We Are Evaluating Strategic Alternatives Available to Us; It Is Possible That Such a Transaction Could Be Consummated in Conjunction with a Filing for Protection under Chapter 11 of the Federal Bankruptcy Laws

        In light of our liquidity situation as described above, we have engaged an investment bank as financial advisor to assist us in exploring strategic alternatives, including obtaining additional financing and a potential reorganization of our business. Such strategic alternatives may include, among other things, refinement of our turnaround strategy to improve sales and reduce costs, negotiating with certain lessors, closing certain underperforming stores, limiting our capital expenditures to existing commitments, entering into strategic alliances or business combinations, or selling all or a substantial part of our assets.

        We and our investment bank are actively engaged in discussions with numerous parties regarding our strategic alternatives. Although we cannot predict the outcome of these discussions, we may seek to enter into a transaction in the near future to avoid exhausting our remaining cash balances. It is also possible that such a transaction could be consummated in conjunction with a filing for protection under Chapter 11 of the federal bankruptcy laws. There can be no assurances, however, as to when such a transaction might be consummated, if at all, nor can there be any assurances regarding the potential impact of such a transaction on our stakeholders. In the event that such a transaction is not entered into in the near future, it is likely that we will be required to seek protection under Chapter 11 of the federal bankruptcy laws and there can be no assurances regarding the impact of such a process on our stakeholders. We continue to explore all available alternatives as of the date of this filing.

We Have Experienced a Tightening of Credit Extended to Us by Vendors and Others for Merchandise and Services, Which Could Cause Delays or Disruptions in Merchandise Flow

        As a result of our lenders requiring significant additional reserves against availability of funds under our credit facility, we have experienced a tightening of credit extended to us by vendors and others for merchandise and services. The impact of this credit tightening has required us to make advance payments for merchandise instead of using the previously available credit lines and payment terms. To date, we have experienced some delays or disruption of merchandise flow. The credit tightening from vendors and others has placed additional demand on our liquidity in order to maintain the flow of new merchandise into our stores. Continued credit tightening and increased merchandise delays could jeopardize our holiday season business and as a result, our cash flow position. As of October 31, 2004, we had $46.4 million in accounts payable, $68.3 million on our revolving line of credit and $130.0 million in merchandise inventory.

If Our Sales Continue to Decrease for an Extended Period of Time, We Could Experience Further Operating Losses and Could Have to Make Additional Reductions in Operating Expenses to Meet Our Obligations

        Comparable store sales were down 8% and 9% for the three and nine months ended October 31, 2004, respectively. Given the challenging economic environment and the challenges we are experiencing in our business, we are expecting comparable store sales declines to continue through the end of fiscal 2005. Should sales continue to decrease for an extended period of time, we could experience further operating losses and could have to make additional reductions in operating expenses to meet our obligations.

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

Failure to Achieve Positive Cash Flows and Profitability Could Have a Material Adverse Effect on Our Relationships with Our Vendors and Lenders

        We recorded an operating loss of $27.2 million, a net loss of $31.1 million and cash flows used in operations of $17.3 million for the nine months ended October 31, 2004. Our ability to generate positive cash flows and operating profit is dependent on our ability to improve sales and gross margin, to convert our inventory to cash and to manage our operating costs effectively. Although we plan to continue implementing our turnaround strategy, there can be no assurance that we will be successful or that we will return to profitability. Failure to achieve positive cash flows and profitability could have a material adverse effect on our relationships with our vendors and lenders.

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

A Disruption in Our Relationship with, or in the Operations of, any of Our Key Vendors Could Cause Our Sales to Decline

        The success of our business and growth strategy depends to a significant degree upon our vendors, particularly our brand name suppliers of audio and video equipment such as Sony, Mitsubishi, Panasonic, JVC, Pioneer and Monster Cable. We rely on a number of suppliers for limited distribution upscale items. We also rely on our suppliers for cooperative advertising support. We do not have long-term supply agreements or exclusive arrangements with any vendors. We typically order our inventory through the issuance of individual purchase orders to vendors. In addition, we rely heavily on a relatively small number of vendors. Our top 10 vendors represented approximately 66% of our purchases and our top three vendors represented approximately 39% of our purchases in the nine months ended October 31, 2004. The loss of any of these key vendors or the failure by us to establish and maintain relationships with these or other vendors could have a material adverse effect on our results of operations and financial condition.

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

An Adverse Result from our IRS Audit Could Harm Our Financial Condition and Operating Performance

        We received approval from the IRS to change our inventory method for tax purposes from lower of cost or market to the retail inventory method, for the year ended January 31, 1998. The change in method resulted in approximately $3.4 million of additional deductions which, under tax law, would be phased in over a four year period. The IRS selected the 1998 tax return for audit. The IRS disagreed with the methodology employed by us and in the third quarter of fiscal 2005 proposed to disallow the retail inventory method resulting in a proposed additional $1 million tax liability, to which interest and penalties may also apply. We are working to respond to the IRS proposal. Additionally, if the retail inventory method is disallowed by the IRS, there may be an impact on other tax years. Accordingly, the amount of loss can not be reasonably estimated and no amounts have been reflected in the accompanying condensed consolidated financial statements.

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

Forward Looking Statements

        Some statements contained in this Quarterly Report on Form 10-Q are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such statements include statements relating to, among other things:

  •
  our ability to continue as a going concern;

  •
  vendor and supplier credit terms;

  •
  violation of covenants under our credit facility;

  •
  waiver of covenant violations under our credit facility;

  •
  our needs for and ability to obtain additional funding;

  •
  the amount of additional funding our business will require;

  •
  our strategic alternatives;

  •
  a reorganization of the business;

  •
  seeking protection under Chapter 11 of the federal bankruptcy laws;

  •
  our refined turnaround strategy;

  •
  the likelihood or benefit of reducing rent through negotiations with lessors;

  •
  limiting capital expenditures to existing commitments;

  •
  entering into strategic alliances, business combinations or asset sales;

  •
  the reliability of the Black-Scholes option valuation model;

  •
  the likelihood that our deferred tax assets would be realized;

  •
  our belief that the complaint filed on April 7, 2003 and amended August 11, 2003 in a purported securities class action lawsuit is without merit and our intention to defend the lawsuit vigorously;

  •
  the effect of our sales, marketing, operational and cost initiatives, and the timing of such effects;

  •
  the effects of our management structure;

  •
  timing and number of store closures;

  •
  the resolution of performance issues with respect to our management information system and the effects of the system;

  •
  the effects of our marketing strategy and our store-level execution;

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

  •
  our expectation that we will not open any additional stores through fiscal 2005;

  •
  our ability to maintain our operations and fund working capital and capital expenditures through the end of fiscal 2005 with cash on hand, projected cash flows from operations and anticipated availability under our lines of credit;

  •
  the effects of the holiday selling season;

  •
  the remediation of and progress being made on the issues related to controls and procedures; and

  •
  our ability to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the timing of such compliance.

        These forward-looking statements are subject to numerous risks, uncertainties and assumptions, including local, regional and national economic conditions; store traffic; comparable store sales; terrorist acts and acts of war; the availability of new products; competition in our targeted markets; the availability of adequate financial resources; weather conditions in our markets; our relationships with suppliers, vendors and lenders; the mix of consumer electronic merchandise sold in our stores; the closing of new home sales; the change in the Company's independent accountants; and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004. We disclaim any obligation to update forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

        The following discusses our exposure to market risks related to changes in interest rates and other general market risks. All of our investment and financing decisions are supervised or managed by our executive officers. All of our merchandise inventory purchases are denominated in U.S. dollars.

        Cash and Cash Equivalents.    As of October 31, 2004, we had $1.9 million in cash and cash equivalents, which was not restricted and in various non-interest bearing accounts. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Outstanding Debt of the Company.    We are exposed to market risk due to changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

        Under our Amended Credit Agreement, we have a $100 million Revolving Credit Facility and a $13 million Term Loan Facility. Amounts borrowed under the Revolving Credit Facility bear interest based on a blend of (i) LIBOR plus 1.75% to 2.25% and (ii) Wells Fargo's prime rate plus 0.0% to 0.5% (5.0% at October 31, 2004). Borrowings under the Revolving Credit Facility were $68.3 million as of October 31, 2004. Borrowings under the term loan bear interest at Wells Fargo's prime rate plus 7.25% (12.0% at October 31, 2004). An increase in the interest rate on our revolving line of credit or our term loan of 50 basis points (a 10% change from the bank's reference rate as of October 31, 2004) would have no material effect on our operating results. We have not entered into any hedging transactions to mitigate the effect of fluctuating interest rate changes.

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

        In connection with the evaluation of our disclosure controls and procedures for our fiscal year ended January 31, 2004, our management and our internal auditor identified certain deficiencies in our internal control procedures. Our previous independent auditors, Ernst & Young LLP, advised management and our audit committee that deficiencies in our internal controls existed, one of which was deemed a reportable condition under the standards established by the American Institute of Certified Public Accountants. A "reportable condition" represents a significant deficiency in the design or operation of internal controls that could adversely affect a company's ability to record, process, summarize and report financial data consistent with the assertions of management in the Company's financial statements. Ernst & Young identified a reportable condition with respect to our inventory reporting, costing and reconciliation procedures and processes. Management and Ernst &Young also identified certain other deficiencies in our internal control procedures, primarily related to: general controls regarding our management information system; sales audit procedures; documentation of product deliveries; early identification of problems with the reconciliation of third party finance company receivables; billing of cooperative advertising claims; automation of our accounts receivable billing; failures to follow policies and procedures; and segregation of duties.

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

        As of the quarter ended October 31, 2004, we believe we remediated the issues related to sales audit procedures and enhancing reporting in all areas of our company. We are also making progress on automating our accounts receivable billing and enforcing existing policies and procedures.

        While we have taken the aforementioned steps to address the adequacy of our disclosure controls and procedures, the efficacy of the steps we have taken to date are subject to continued management review supported by confirmation and testing by management and by our internal and independent auditors. As a result, additional changes may be made to our internal controls and procedures.

        Other than as noted above, no changes occurred in the Company's internal controls concerning financial reporting during the quarter ended October 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

        Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") requires our management to annually report on internal control over financial reporting, starting with our Annual Report on Form 10-K for the year ending January 31, 2005 ("2005 Annual Report"). Our independent registered public accounting firm is also required to attest annually to our internal control over financial reporting. In order to achieve compliance with Section 404, we have been documenting, testing and evaluating our internal control over financial reporting. The process of documenting, testing and evaluating our internal control over financial reporting under applicable guidelines is complex and time consuming. We believe we have dedicated the appropriate resources and that we will be able to comply fully with the requirements of Section 404 for our 2005 Annual Report, and be in a position to conclude whether or not our internal control over financial reporting is effective as of January 31, 2005. Because the applicable requirements are complex and unforeseen events could arise beyond our control, however, we are unable to provide assurance that we will ultimately be able to comply fully with the requirements of Section 404 for our 2005 Annual Report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        In re Ultimate Electronics, Inc. Securities Litigation.    On April 7, 2003, Howard Fisher filed a complaint against the Company and three of its officers and directors in the United States District Court for the District of Colorado. The complaint is a purported class action lawsuit on behalf of purchasers of the Company's common stock during the period between March 13, 2002 and August 8, 2002. As initially filed, the complaint sought damages for alleged violations of Section 11 of the Securities Act, Section 10(b) of the Exchange Act, Rule 10b-5 promulgated under the Exchange Act, and Section 20(a) of the Exchange Act. On May 30, 2003, the Company moved to dismiss all claims asserted in the complaint. The Alaska Electrical Pension Fund ("AEPF"), which had been appointed as the lead plaintiff to represent the putative plaintiff class, responded to the Company's motion to dismiss by filing an amended complaint on August 11, 2003. In the amended complaint, AEPF asserts claims against the Company and all of the Company's directors during the relevant period for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act. AEPF asserts that the prospectus, dated April 30, 2002, for the Company's 2002 public offering of common stock failed to disclose material facts that were required to be disclosed and contained false and misleading statements. The amended complaint seeks to recover unspecified monetary damages, an award of rescission or rescissory damages and an award of attorneys' fees, costs and prejudgment and post-judgment interest. On September 11, 2003, the Company moved to dismiss all claims asserted by AEPF in the amended complaint. On September 27, 2004, the court granted the motion in part and dismissed the Section 12(a)(2) claims and certain claims brought under Section 11. The court denied the motion as to other Section 11 claims and the Section 15 claim. On October 18, 2004, the Company filed an answer generally denying the claims asserted in the complaint. The Company believes the lawsuit is without merit and intends to defend the matter vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2004	ULTIMATE ELECTRONICS, INC.
	By:	/s/ DAVID A. CARTER David A. Carter Senior Vice President—Chief Financial Officer (Principal Financial and Accounting Officer)